Form 10-K
period 1998-02-28
LTM HOLDINGS INC
filed 1998-05-27
CIK 1054588

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                 -------------

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 1998
                                               Commission file number  001-14099

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (formerly LTM Holdings, Inc.)
             (Exact name of registrant as specified in its charter)


             Delaware                                  13-3386485
---------------------------------       ---------------------------------------
(State or other jurisdiction            (I.R.S. employer identification number)
of incorporation or organization)

          711 Fifth Avenue
          New York, New York                              10022
----------------------------------       --------------------------------------
(Address of principal executive offices)               (Zip Code)

     Registrant's telephone number,
     including area code:                (212) 833-6200

     Securities registered pursuant
     to Section 12 (b) of the Act:       Common Stock, par value $.01 per share

     Securities registered pursuant
     to Section 12 (g) of the Act:       None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X       No
                                                -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $107,985,863 as of May 15, 1998.

The number of shares of common stock, $.01 par value per share, outstanding on May 15, 1998 was 44,079,296.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
     Item 1.   Business                                                       4
         Strategy                                                             5
         Synergies                                                            5
         Theatre Reconfiguration Program                                      5
         North American Expansion Plans                                       6
         International Expansion                                              7
         Theatre Upgrades                                                     7
         Customer Service Program                                             7
         Information Systems Technology                                       8
         Acquisitions/Mergers                                                 8
         Environmental Matters                                                8
         Theatre Operations                                                   8
         Competition                                                          9
         Film Licensing                                                       9
         Industry Overview                                                   10
         Seasonality                                                         11
         International                                                       11
         Government Regulations                                              11
         Employees                                                           12
         Cautionary Notice Regarding Forward Looking Statements              12
         Factors That May Affect Future Performance                          12
     Item 2.  Properties                                                     13
     Item 3.  Legal Proceedings                                              14
     Item 4.  Submission of Matters to a Vote of Security Holders            15

PART II
     Item 5.  Market for Registrant's Common Equity and Related
                Shareholder Matters                                          16
     Item 6.  Selected Historical Financial Data
                Key Operating Statistics                                     16
     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          19
     Item 8.  Financial Statements and Supplementary Data
                Index to Financial Statements                                24

PART III
     Item 10. Directors and Executive Officers of the Registrant             44
     Item 11. Executive Compensation                                         47
     Item 12. Security Ownership of Certain Beneficial
                Owners and Management                                        52
     Item 13. Certain Relationships and Related Transactions                 62

PART IV
       Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                   65

SIGNATURES                                                               67

INDEX TO EXHIBITS

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                                     PART I

ITEM 1.  BUSINESS

Loews Cineplex Entertainment Corporation ("Loews Cineplex", "LCP" or the "Company"), formerly LTM Holdings, Inc., is one of the world's largest theatre exhibition companies in terms of revenue and operating cash flows. On May 14, 1998, pursuant to a statutory arrangement (the "Combination"), the Company completed the combination of the theatre exhibition businesses of the Loews Theatres division of Sony Pictures Entertainment Inc. ("SPE"), and Cineplex Odeon Corporation ("Cineplex Odeon"), another major motion picture exhibitor with operations in the U.S. and Canada. As a result of the Combinaton as of May 15, 1998, the Company owned and operated or had interests in 2,787 screens at 451 locations in 22 states and the District of Columbia and 6 Canadian provinces representing approximately 9.3% of the total North American exhibition screens. The Company's theatres are currently concentrated in large urban and suburban areas with a strong presence in metropolitan New York, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle, Washington, D.C., Toronto, Montreal and Vancouver. The Company holds a 50% partnership interest in each of Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT"). LST and MJT hold interests in and operate 12 locations, comprising a total of 144 screens, as of May 15, 1998. Screens and locations for the partnerships are included in the Company amounts referred to above. LST's theatres are located in the metropolitan Detroit, Michigan area. MJT's theatres are located in large urban areas with predominantly minority populations. Pursuant to a settlement agreement with the Department of Justice (the "DOJ") and the States of New York and Illinois, the Company is currently in the process of selling approximately 85 screens at 25 locations in New York City and Chicago.

The Company is the descendant of the first commercial motion picture exhibitor in North America, and perhaps the world, with operations beginning in 1904, when Marcus Loew set up a "nickelodeon" in a rented room above a penny arcade store in Cincinnati, Ohio. The Company's theatre circuit has grown over the years through internal development and acquisitions of other motion picture exhibitors. Today, the Company operates theatres under the Loews, Sony and Cineplex Odeon theatre names, in addition to its partnerships that operate theatres under the Loeks-Star and Magic Johnson names. The Company's principal shareholders include SPE, a wholly owned indirect subsidiary of Sony Corporation of America ("SCA"), Universal Studios, Inc. ("Universal"), the Charles Rosner Bronfman Family Trust and certain related shareholders (the "Claridge Group") and others, who own 51.1% (49.9% of the voting common stock), 26.0% (26.6% of the voting common stock), 9.6% and 13.3% of the Company's common stock, respectively.

The Company is incorporated under the laws of the State of Delaware with its principal offices located at 711 Fifth Avenue, New York, New York 10022, and its telephone number is (212) 833-6200.

Prior to the Combination with Cineplex Odeon, the Company was originally organized as a wholly owned indirect subsidiary of SPE ("Loews Theatres"). On May 14, 1998, Loews Theatres combined with Cineplex Odeon and changed its name from LTM Holdings, Inc. to Loews Cineplex Entertainment Corporation.

Except where expressly noted information is given as of February 28, 1998 and does not include information on or with respect to Cineplex Odeon Corporation. Additionally, except where expressly noted amounts are reported in U.S. dollars.

Strategy

The Company's goal is to continue to be the theatrical exhibition leader in highly populated metropolitan areas and the preferred exhibitor for distributors and the theatre-going patrons in such areas. To achieve these goals, the Company has actively participated in the industry trend toward the development of multi-screen and megaplex theatres. The Company believes these larger theatre facilities provide significant competitive advantages in capturing moviegoers seeking more attractive surroundings, a wider variety of films and better customer service. Loews Theatre's business strategy consists of: (i) capitalizing on synergies from the Combination that are expected to result in cost savings/operational improvements and enhanced operating cash flows, as well as other expected efficiencies, (ii) building new theatres in strategically important areas, (iii) reconfiguring existing theatres to include more screens and (iv) disposing of obsolete, unprofitable and/or marginal theatres. The Company's business strategy also contemplates international expansion to capitalize on opportunities outside North America and growth through acquisitions and new strategic alliances. The Company's strategic plan is premised on customer value and is market driven. Key elements of the plan include:

Synergies

The Company believes it will be able to capitalize on significant synergies resulting from the combination of the Loews Theatres and Cineplex Odeon theatre circuits. These synergies are expected to result in operational improvements and enhanced operating cash flows as well as other efficiencies. The Company believes it can improve operating margins by realizing revenue enhancing operating efficiencies and cost savings from reduced overhead costs as well as through efficient allocation of resources to service the areas of expected growth. The Company also anticipates that it will realize additional benefits caused by economies of scale such as volume purchase discounts and other similar savings.

Theatre Reconfiguration Program

Loews Theatres has, in the last several years, embarked on a major theatre reconfiguration program. This program has consisted of (i) building modern, state-of-the-art multi-screen theatres including stadium seating and digital sound systems in selective locations in key metropolitan areas, (ii) either renovating or upgrading existing theatres or, (iii) disposing of theatres that are deemed to be obsolete and/or marginally profitable.

Loews Theatres has adopted a prototype design for new theatre construction. This prototype, which can have from 12 to more than 20 screens depending on the location, has oversized screens, stadium seating, rocking chair seats, state-of-the-art digital sound systems and spacious lobbies. The prototype also provides operating efficiency in the design, location, size and efficiency of concession stands and incorporates state-of-the-art point-of-sale technology in the food and beverage service area.

The Company believes that the larger multi-screen theatres are more efficient to operate and provide for greater operating margins and better asset utilization. The greater number of screens per theatre provides effective leverage of fixed costs and staffing levels over a larger revenue base. These multi-screen facilities also enable the Company to present a variety of films, with more frequent showtimes, to the movie-going public.

In 1994, the Company opened its flagship Sony Lincoln Square Theatre in New York City, consisting of 12 screens and the first commercial 3-D IMAX(R) theatre in the United States. This theatre quickly became the box office leader in Loews Theatres' circuit and, according to A.C. Nielsen/EDI, the top grossing theatre in the U.S. since it opened in 1994.

During the five years ended February 28, 1998, the Company constructed and placed into service 25 new multiplex and megaplex theatres consisting of 286 screens. These new facilities are state-of-the-art entertainment complexes, several with stadium seating, emphasizing customer convenience, comfort, better presentation, improved sight lines and advanced sound systems. These new theatre complexes have proven to be very successful in terms of revenues and operating cash flows and are the type of facilities planned for development in the future.

The following table indicates the number of theatre locations, screens and changes to the Company's circuit configuration as a result of the theatre reconfiguration program (including screens and locations relating to LST and MJT) during the fiscal years ending in 1994 through 1998 (excludes Cineplex Odeon's theatres):

                                                                                    FIVE
                                                     FEBRUARY 28, OR 29,            YEAR
                                             1998    1997    1996    1995   1994   TOTAL
                                            ------  ------  ------  ------  -----  ------

LOCATIONS
Beginning of year.........................    143     154     180     182    188     188
          New construction................      6       4       3       5      7      25
          Dispositions....................    (10)    (15)    (29)     (7)   (13)    (74)
                                            -----    ----   -----   -----   ----   -----
Year end..................................    139     143     154     180    182     139

SCREENS
Beginning of year.........................    959     950   1,030     981    944     944
          New construction................     92      44      36      54     60     286
          Expansions......................     12      22       3      15      -      52
          Dispositions....................    (28)    (57)   (119)    (20)   (23)   (247)
                                            -----    ----   -----   -----   ----   -----
Year end..................................  1,035     959     950   1,030    981   1,035

Average screens per location..............    7.4     6.7     6.2     5.7    5.4

With the addition of the Cineplex Odeon theatre circuit as a result of the Combination, at May 15, 1998, the Company operated theatres at 451 locations with 2,787 screens or an average of 6.2 screens per location. These include 25 theatres comprising 85 screens in New York City and Chicago, which the Company is obligated to sell under an agreement reached with the DOJ and the States of New York and Illinois in connection with the approval of the Combination. The theatres held for disposition represented approximately 3% of total screens and generated approximately $43 million of box office revenue and approximately $9 million of cash flow on an annual basis. The Company also expects to close or dispose of certain overlapping theatre locations and underperforming theatres including older, obsolete theatres that contribute only marginally to cash flow from operations or that are operating at a loss. The Company has preliminarily targeted a significant number of these theatres for closing.

North American Expansion Plans

The Company believes that the combined Loews Theatres and Cineplex Odeon portfolio of theatre locations and screen configurations are complementary, especially in key metropolitan areas with excellent opportunities for growth. The Company intends to take advantage of Loews Theatres' and Cineplex Odeon's complementary historical strategies of selective and focused expansion in terms of adding locations and/or screens to their respective portfolios of theatres. This strategy is designed to serve the Company's customers better and strengthen it's competitive position, particularly in core metropolitan areas.

In addition to expanding its presence in metropolitan areas where it already operates, the Company is evaluating and considering entering new metropolitan areas. The Company currently is targeting to open approximately 30 locations comprising 500 to 550 screens over the next two years.

International Expansion

The Company believes that the international market offers significant growth opportunities to motion picture exhibitors, particularly through the replication of the multiplexing process underway today in the domestic arena. The Company believes that a large portion of the world is underscreened with poor quality theatres. Initial multiplexing in international markets has already resulted in significant increases in admissions and box office revenue. As an integral part of its strategic plan, the Company is currently considering expansion opportunities in select areas throughout the world and is pursuing several opportunities in Europe and expects to announce agreements in the near future. The Company's current negotiations involve the formation of joint ventures with local partners. In addition, the Company intends to continue to identify local partners with a significant presence in targeted international markets with whom management can pursue joint venture opportunities. This will allow the Company to capitalize on significant development and operating expertise and access to capital, and take advantage of the local partners' established presence and significant local expertise.

Theatre Upgrades

Loews Theatres has an ongoing program of upgrading its existing theatres, including new seating, advanced sound systems and point-of-sale systems. The Company intends to upgrade its current portfolio of theatres in major urban areas by expanding and remodeling its existing theatres. These upgraded theatres will include new innovations such as stadium seating, which offers patrons improved sight lines, and state-of-the-art digital sound, which will further enhance the movie-going experience. The point-of-sale system upgrades include state-of-the-art box office and concession selling stations, as well as the addition of automated ticket vending machines (ATM). Management believes that modernizing the theatre portfolio will lead to significant increases in total revenue and profitability levels. The Company expects to incorporate the Cineplex Odeon circuit into these plans and initiatives.

Customer Service Program

As part of its customer service program, the Company has developed training and incentive programs for its theatre staff. It has placed the theatre manager's office in its newly constructed theatres, in a central kiosk, which is designed to make the manager more visible to customers and responsive to their needs.

To encourage increased patronage, the Company has established new concession programs, providing a wider selection of concession items with enhanced promotions and merchandising activities. The Company has also established a series of box office admission discount programs, including reduced price matinees, as incentives for patronage by select groups of customers including senior citizens and children.

The Company has further sought to optimize the scheduling of motion picture showing times to lessen congestion at its theatres, improve service and concession sales and increase customer satisfaction with the overall theatre-going experience.

The Company has continually sought to improve the concession per capita of its theatres by enhancing concession merchandising programs and by improving its concession staff productivity. The Company has made sizable investments in computer technology, including touch screen selling stations providing quicker service at its concession stands, resulting in higher customer turnover and productivity improvements. The Company has also invested in intensive management training to continuously improve service and sales techniques to increase concession sales. By serving customers more quickly, the Company believes it can increase its concession per capita. In addition, through better use of technology, theatre management has more timely access to information resulting in the Company becoming more responsive to changing conditions within each of its theatres.

Information Systems Technology

In the last three years, Loews Theatres has streamlined its point-of-sales system at the theatre box office and in concession areas by implementing a state-of-the-art information technology system. This system has shortened transaction processing times while providing timely information concerning concession sales and employee productivity at each location. In addition to providing a standardized revenue collection system with timely and reliable delivery of information to the home office. The concession area has also incorporated new technology in its retail customer service systems. This has resulted in significant improvements in customer turnover and employee productivity, as well as leading to better inventory management and control. Loews Theatres has also made significant investments in technology to streamline and enhance features within its major reporting systems. This investment has included (a) replacement of (i) the point of sale system in approximately 125 theatres, (ii) an obsolete general mainframe, (iii) obsolete file servers and
(iv) obsolete desktop computers and (b) the upgrade and replacement of major corporate office applications, including general ledger, accounts payable and other accounting systems. Through May 15, 1998, Loews Theatres has spent approximately $13.0 million in this effort. The Company expects to integrate the Cineplex Odeon circuit into many of these systems.

Acquisitions/Mergers

The Company is continually seeking acquisition opportunities to improve operating margins through cost savings realized through economies of scale. Acquisitions can also provide the critical mass for expanding the circuit into new markets and enhancing competitiveness in existing markets. In this regard, the Combination with Cineplex Odeon represents a key element of the Company's strategic plan.

Please see Item 6 "Selected Historical Financial Data" for information illustrating the effectiveness of the Company's business strategy over the past five years.

Environmental Matters

The Company owns, manages and/or operates theatres and other properties that are subject to certain U.S. and Canadian federal, provincial, state and local laws and regulations relating to environmental protection and human health and safety, including those governing the investigation and remediation of contamination resulting from past or present releases of hazardous substances. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of such contamination, regardless of fault or the legality of the original disposal. These persons include the present or former owner or operator of a contaminated property, and companies that generated, disposed of or arranged for the disposal of hazardous substances found at the property.

One of the Company's drive-in motion picture theatres located in the State of Illinois is currently the subject of an investigation by the Illinois Environmental Protection Agency in connection with the past disposal of auto shredder residue and other debris which appear to contain hazardous materials. The Company does not believe that its liabilities, if any, in connection with this site will be material.

Theatre Operations

Nearly all of the Company's screens are located in multi-screen theatres. The Company's average screens per theatre, which is an important measure of operating efficiency, is 7.4 as of February 28, 1998 (6.2 as of May 15, 1998) and the Company intends to increase this ratio through the construction of larger multiplex or megaplex theatres as well as expansion of certain existing theatres and closing of smaller obsolete theatres. Multiplex theatres enable the Company to present a variety of films appealing to several segments of the movie-going public at the same time while serving patrons from common support facilities, including box office, concession areas, restrooms and lobby. This strategy enhances attendance, utilization of theatre capacity and operating efficiencies thereby enhancing revenues and profitability. Staggered scheduling of starting times minimizes staffing requirements for crowd control, box office and concession services while reducing congestion at the box office and in the concession areas.

The Company relies upon advertising and movie schedules printed in newspapers to inform its patrons of film selections and show times. The Company also exhibits in its theatres previews of coming attractions and films presently playing on the Company's other screens in the same market area.

Competition

The North American motion picture exhibition industry is generally fragmented, with ten large companies owning or operating a majority of screens. In most of its respective markets, the Company is in direct competition for film exhibition licensing rights and theatre locations with both large and small exhibition companies. The following table presents the ten largest exhibition companies in North America by number of screens according to the 1997-1998 NATO Encyclopedia of Exhibition:

                             TEN LARGEST EXHIBITION COMPANIES (UNITED STATES AND CANADA)

       Theatre Company                 Total Screens               TOTAL LOCATIONS            BOX OFFICE REVENUE*
       ---------------                 -------------               ---------------            -------------------
                                                                                                         (IN MILLIONS)
Carmike Cinemas                                       2,590                          515                       $312.9
United Artists Theatres                               2,237                          366                       $473.3
AMC Entertainment Inc.                                1,930                          225                       $512.7
CINEPLEX ODEON                                        1,550                          312                       $379.1
Cinemark USA Inc.                                     1,459                          165                       $243.7
Regal Cinemas Inc. ****                               1,335                          160                       $211.2
General Cinema Theatres                               1,202                          202                       $299.3
LOEWS THEATRES**                                      1,082                          153                       $307.7
National Amusements                                     898                          102                          N/A
Hoyts Cinemas Corp.                                     817                          112                          N/A

LOEWS CINEPLEX***                                     2,632                          465                       $686.8

* Source: Public records and individual company reports. Box office results are stated for the twelve months ended June 30,1997, except that for Loews Theatres box office results are stated for the twelve months ended February 28, 1997 and for General Cinemas box office results are stated for the twelve months ended July 31, 1997.

**       Includes LST and MJT.

*** Includes LST and MJT and merely aggregates individual data in this chart for Loews Theatres and Cineplex Odeon. This data is not intended to represent the anticipated total screens, locations or box office revenue of Loews Cineplex on a pro forma basis at any time.

**** It has been publicly announced that Regal Cinemas Inc. and Act III have agreed to merge. The above does not include Act III information.

Film Licensing

In order to secure adequate product, theatrical exhibitors, such as the Company, must engage in continuous negotiations with film distributors for licensing rights of first run feature motion pictures. Such negotiations are conducted on a film-by-film and theatre-by-theatre basis and consider, among other things, the projected success of the movie, the subject movies content and appeal to segments of the population and the exhibitor's presence in metropolitan areas, theatre locations and size. Film exhibition licenses typically specify rental fees based upon a gross receipts formula or a theatre admissions revenue-sharing formula. Under a gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentage generally declining over the term of the run. Under a theatre admissions revenue-sharing formula, the distributor receives a specified percentage of the excess of box office receipts over a negotiated house expense.

If there are multiple exhibitors in a film zone, a distributor may require the exhibitors in a zone to bid for a film or may allocate its films among the exhibitors in the zone. When films are licensed under the allocation process, a distributor will choose which exhibitor is offered a movie such that exhibitor and the distributor will negotiate film rental terms for the film. Over the past several years, distributors have generally used the allocation rather than the bidding process to license their films. The Company does not currently bid for film licenses in any of the markets in which it operates.

Industry Overview

The motion picture exhibition industry in North America comprises over 400 exhibitors, 250 of which operate four or more screens. Based on the listing of exhibitors in the 1997-98 NATO Encyclopedia of Exhibition, as of May 1, 1997, the ten largest exhibitors (in terms of number of screens) operated approximately 51% of the total screens, with no one exhibitor operating more than 10% of the total of 29,731 screens.

In 1997, U.S. motion picture attendance was approximately 1.4 billion, the highest attendance level recorded by NATO during the past thirty-eight years, and in the same year, box office revenues exceeded $6.4 billion, an 8% increase over 1996. Additionally, the average ticket price for 1997 was $4.59, an increase of 4% over 1996.

Exhibitors' chief sources of revenue are derived from box office sales of theatre tickets and sale of concession products at theatres. Box office revenues are directly related to attendance which is driven by the quality of the movie-going experience including the comfort, cleanliness and convenience of the location of the theatres, the content and quality of film product distributed by major motion picture and independent film studios, the ticket price, the quality of projection and sound presentation and the level of customer service. Concessions (generally food and beverage items) are sold at stands located within theatres. Concession revenues are largely dependent on attendance levels and the effectiveness of theatre staffing, training and the type and quality of products offered.

Exhibitors' primary operating costs include film costs for licensing rights paid to motion picture distributors, the cost of concession products, labor, theatre rents, real estate taxes and advertising. In recent years, film costs to the exhibition industry have increased. There are a variety of reasons for this, including a trend toward shorter film exhibition runs. In addition, exhibitors must spend significant amounts of capital on investments in developing and constructing theatre facilities.

There is an integral relationship between the motion picture exhibition and the motion picture production and distribution industries. Motion picture theatres are the primary initial distribution channel for new motion picture releases, and the theatrical success of a motion picture is often the most important factor in establishing its value in the cable television, pay-per-view, videocassette and other ancillary markets. At the same time, the ultimate success of an exhibitor's box office is dependent on, among other things, the quality, quantity, availability and acceptance by movie going patrons of the motion picture product produced by the motion picture production companies and licensed for exhibition to the motion picture exhibitors by distribution companies.

The motion picture production and distribution industry in North America is led by a few major movie studios and their distribution operations. The major studios and distributors are Columbia and TriStar (which are both owned by SPE), Universal Studios, Inc. (approximately 84% of which is owned by Seagram Co. Ltd.), The Walt Disney Company, Warner Bros. (which is owned by Time-Warner Inc.), Paramount Pictures Inc. (which is owned by Viacom Inc.), Twentieth Century-Fox (which is owned by NewsCorp.) and Metro-Goldwyn-Mayer Inc. These studios account for approximately 90% of the motion picture product exhibited in the U.S., based on box office receipts.

Seasonality

The release of motion pictures is often seasonal, with the release of a disproportionate number of major motion pictures taking place during the summer and holiday seasons. This industry-wide practice is expected to continue and may cause significant swings in attendance levels, theatre staffing levels and reported results for the Company from quarter to quarter. However, there has recently been an industry trend towards greater movie releases in the "off" season to attempt to mitigate the effect described above and annual attendance levels and admissions revenues have tended to increase moderately in the recent past.

International

International exhibition is an increasingly important source of revenue for film distributors and growth opportunities for exhibitors. According to the Baskerville Communications Corporation, the international (i.e., non-North American) share of total worldwide box office receipts in 1996 was 62%, up from 43% in 1983, and since 1983, international box office receipts have increased at approximately a 9% compounded annual growth rate. Management of the Company believes that many international markets for theatrical exhibition, which have historically been underscreened and underserved, will continue to experience rapid growth as additional multiplex theatres are introduced.

Government Regulations

In the United States, the distribution of motion pictures is in large part regulated by federal and state Antitrust Laws and has been the subject of numerous antitrust cases. The most significant of these cases is U.S. v. Paramount Pictures Inc., et al., which was affirmed by the U.S. Supreme Court in 1950. The consent decrees resulting from the Paramount case bind certain major film distributors and require the films of such distributors to be offered and licensed to exhibitors on a film-by-film and theatre-by-theatre basis. Consequently, the Company will not be able to assure itself of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete and negotiate for its licenses on a film-by-film and theatre-by-theatre basis.

The ADA and certain state statutes and local ordinances, among other things, require that places of public accommodation, including theatres (both existing and newly constructed), be accessible to, and that assistive listening devices be available for use by, patrons with disabilities. The ADA may require that certain modifications be made to existing theatres in order to make such theatres accessible to certain theatre patrons and employees who are disabled. The ADA requires that theatres be constructed to permit persons with disabilities full use of the theatre and its facilities and reasonable access to work stations. The Company has established a program to review and evaluate their respective U.S. theatres and to make changes that may be required by law. See item 3. "Legal Proceedings" concerning certain matters pending under the Americans With Disabilities Act (the "ADA") involving the Company.

Motion picture theatres are also subject to certain U.S. and Canadian federal, provincial, state and local laws governing such matters as construction, renovation and operation of its theatres, employee wages and working conditions, health and sanitation regulations. The Company believes all of its theatres are in substantial compliance with such requirements.

On April 16, 1998, Loews Theatres and Cineplex Odeon reached an agreement with the DOJ and the Attorneys General of the States of New York and Illinois allowing the merger of Loews Theatres and Cineplex Odeon to proceed to form the Company. Under the terms of the agreement, which is subject to court approval and public comment, the Company will divest itself of 25 theatres comprising 85 screens in New York City and Chicago.

Employees

As of May 15, 1998, the Company employed approximately 12,442 employees, including 2,772 full-time and 9,670 part-time employees. The Company's employment levels are generally directly related to seasonal changes in business activity. The Company is a party to collective bargaining agreements with 33 unions, of which approximately 1,220 employees are members. The Company believes that its employee relations are good.

Certain Loews Cineplex labor contracts with the I.A.T.S.E. for projectionists in Chicago expired in February of 1998. On April 27, 1998 the projectionists were locked-out by the Company, but the theatres continue to operate despite the lockout. The Company believes that it is premature to assess the outcome of these negotiations at this time.

I.A.T.S.E. Local 523 has been locked out of a Loews Cineplex theatre in Quebec City since April 16, 1997, as a result of a dispute over the hours to be worked by, and wages for, projectionists, but the theatre continues to operate despite the lockout.

The Company is currently in negotiations with a union in Seattle, Washington, where there is a possibility of a labor dispute. However, management is confident that the Company's theatres will continue to operate there in the event of a strike or lockout.

Additionally, the Company is in negotiations with two unions in the Greater New York area. It is premature to assess the outcome of such negotiations; however, the Company does not expect any disruption in operations during such negotiations.

The Company is not currently in discussions with union members in Utah and Idaho. The current contract has expired, and the local has been decertified in Utah. Negotiations are likely to begin in the next several months in Idaho and will resume in Utah if the local recertifies.

Cautionary Notice Regarding Forward Looking Statements

This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in the following section ("Factors That May Affect Future Performance"). All forward-looking statements are expressly qualified in their entirety by the Cautionary Statements.

Factors That May Affect Future Performance

In addition to other factors and matters discussed elsewhere herein, factors that, in the view of the Company, could cause actual results to differ materially from those discussed in forward-looking statements include: (i) the effect of economic conditions on a national, regional or international basis;
(ii) the ability of the Company to integrate the operations of Cineplex Odeon, the compatibility of the operating systems of the combined companies, the degree to which existing administrative functions and costs are complementary or redundant; (iii) competitive pressures in the motion picture exhibition industry; (iv) the financial resources of, and films available to, competition;
(v) changes in laws and regulations, including changes in accounting standards;
(vi) the determination of the number, job classification and location of employee positions to be eliminated as a result of the combination of Loews Theatres and Cineplex Odeon; and opportunities that may be presented to and pursued by the Company.

ITEM 2.  PROPERTIES

At May 15, 1998, the Company, including LST and MJT, operated or had interests in 2,787 screens in 451 theatres, of which 47 theatres were owned by the Company, 399 theatres were leased and 5 theatres were subject to management arrangements. The Company's leases are generally entered into on a long-term basis with terms (including options to renew) generally ranging from 20 to 40 years. Theatre leases generally provide for the payment of a fixed annual rent and, in some cases, a percentage of box office receipts or total theatre revenue. The table below sets forth the locations of the Company's screens on a state-by-state basis at May 15, 1998.

                            UNITED STATES                                            CANADA
                            -------------                                            ------
STATE                          SCREENS       LOCATIONS*         PROVINCE                   SCREENS        LOCATIONS*
-----                          -------       ----------         --------                   -------        ----------
Arizona..................           33               4          Alberta.............           116                19
California...............           69              10          British Columbia...             53                11
Connecticut..............           32               8          Manitoba............             9                 3
District of Columbia.....           38              12          Ontario..............          373                62
Florida..................            7               1          Quebec...............          224                36
Georgia..................           12               1          Saskatchewan......              27                 4
                                                                                                --                 -
Idaho....................           21               5                  Total                  802               135
                                                                                               ===               ===
Illinois**...............          366              64
Indiana..................           54               6                                  INTERNATIONAL
                                                                                        -------------
Kentucky.................            9               2          COUNTRY                        SCREENS       LOCATIONS*
                                                                -------                        -------       ----------
Maryland.................          169              27          Hungary                              6                1
                                                                                                     =                =
Massachusetts............           82              12
Michigan.................          108               9
Minnesota................           25               5
New Hampshire............           12               2
New Jersey...............          196              23
New York**...............          299              59
Ohio.....................           26               4
Pennsylvania.............            7               1
Texas....................          180              20
Utah.....................           65              12
Virginia.................           57               9
Washington...............          112              19
                                 -----             ---
       Total.............        1,979             315
                                 =====             ===

* Includes theatres owned, leased or managed by the Company, as well as partnerships in interests. which the Company has interests.

** The above properties include theatres scheduled to be divested as a result of the Department of Justice settlement. See Item 3 "Legal Proceedings" for additional discussion.


At February 28, 1998, Loews Theatres, including LST and MJT, operated or had interests in 1,035 screens in 139 theatres, of which 9 theatres were owned by Loews Theatres, 126 theatres were leased and 4 theatres were subject to management arrangements.

Pursuant to the agreements governing the LST partnership, the Company is responsible for film booking arrangements and the facilities are managed by Loeks Michigan Theatres, Inc. under an operating agreement. Those agreements also include certain provisions governing the transfer of partnership interests between the partners and to unaffiliated third parties.

The Company's executive offices at 711 Fifth Avenue, New York, New York are leased pursuant to a lease agreement that expires on December 31, 2007.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company is involved in routine litigation and legal proceedings in the ordinary course of its business, such as personal injury claims, employment matters and contractual disputes. Except for those instances noted below, the Company does not have any litigation or proceedings that management believes will have a material adverse effect, either individually or in the aggregate, upon the Company.

Chicago Litigation
-------------------

On or about October 14, 1997, a purported class action was commenced in the U.S. District Court for the Northern District of Illinois against Cineplex Odeon, SCA and SRE by Jerrold I. Rosenthal, on his own behalf and on the behalf of persons allegedly similarly situated. On November 21, 1997, the complaint was amended to change the defendants to Cineplex Odeon, Loews Theatres and Sony Pictures Entertainment, Inc. The complaint alleges that if the merger agreement is consummated, Loews Cineplex will own 60% or more of all movie theaters in the metropolitan Chicago area, and, as a consequence (i) the merger agreement would violate the federal and Illinois antitrust statutes because the consummation of the merger agreement would allegedly tend to substantially lessen competition among and/or tend to create a monopoly over movie theaters in the metropolitan Chicago area and other, unspecified geographical areas and (ii) consummation of the merger agreement would allegedly injure Rosenthal and the members of the purported class by resulting in higher prices for movie tickets and limitations on the variety of movies exhibited. Rosenthal is seeking injunctive relief regarding the merger agreement under federal and Illinois antitrust statutes preventing consummation of the merger agreement or, if the merger agreement is consummated, requiring divestiture, and also seeks attorney fees and costs. Rosenthal has not claimed monetary damages. Rosenthal is seeking to represent a purported class of "all patrons of movie theaters in Chicago, Illinois and outlying areas" and other, unspecified "similar" geographical areas elsewhere where the Company will own 60% or more of all movie theaters upon consummation of the merger agreement. No motion for certification of the purported class has yet been made. The Company believes that Rosenthal's claims are without merit, and is opposing Rosenthal's claims vigorously.

DOJ Proceedings
---------------

On April 16, 1998, a Complaint was filed in the Southern District of New York by the United States of America, the State of New York, by and through its Attorney General, Dennis C. Vacco, and the State of Illinois, by and through its Attorney General, Jim Ryan vs. SCA, LTM Holdings, Inc. d/b/a/ Loews Theatres, Cineplex Odeon Corporation and Seagram Co. Ltd., alleging federal, antitrust violations in New York and Illinois stemming out of the proposed business combination.
That same day the parties entered into, and the Southern District of New York so ordered, a Stipulation & Order setting forth a proposed Final Judgment resolving the matter. Under the terms of the agreement, which is subject to court approval following the public comment period, the Company is required to divest itself of certain theatres in New York and Chicago.

Six West Retail Acquisition, Inc.
--------------------------------

On July 24, 1997, Six West Retail Acquisition, Inc., a real estate development company ("SWRA"), initiated a lawsuit against the Company and certain of its affiliates in the U.S. District Court for the Southern District of New York, seeking injunctive relief and unspecified monetary damages and alleging, among other things, the Company has violated federal antitrust laws by engaging in block booking agreements and monopolizing the motion picture exhibition market in New York City. SWRA owns or leases the Paris and New York Twin theatres in Manhattan. The Paris Theatre was managed by an operating subsidiary of the Company under an oral management agreement that has been terminated. The New York Twin Theatre is managed by an operating subsidiary of the Company under a written management agreement. SWRA is also alleging that the Company violated its contractual and fiduciary responsibilities in managing the two theatres. On December 3, 1997, an amended complaint was filed asserting similar claims with respect to the Festival Theatre which was operated by a subsidiary of the Company until it was closed in 1994. The Company believes that SWRA's claims are without merit, and the Company intends to oppose SWRA's claims vigorously. All of the defendants moved to dismiss the amended complaint by motion dated January 8, 1998.

ADA Litigation
--------------

On or about December 17, 1997, the Disability Rights Council of Greater Washington and others commenced a lawsuit in the U.S. District Court for the District of Columbia against Cineplex Odeon and its wholly owned subsidiary Plitt Theatres, Inc ("Plitt"). The complaint alleges that certain Cineplex Odeon theatres in Washington D.C. and its metropolitan area, Maryland and Virginia deny persons with physical disabilities full and equal enjoyment of such theatres as a result of architectural and structural barriers. The complaint alleges that, as a consequence, Cineplex Odeon and Plitt are discriminating against such persons in violation of the Americans With Disabilities Act ("ADA") and, where applicable, the District of Columbia Human Rights Act. The plaintiffs are seeking a judgment for injunctive relief ordering Cineplex Odeon and Plitt to cease violating such statutes and to bring their facilities into compliance with such statutes. The plaintiffs are also seeking compensatory and punitive or exemplary damages in an unknown amount, as well as costs and attorneys' fees. The Company intends to defend this claim vigorously.

The DOJ, in coordination with the New York City Commission on Human Rights, is currently investigating Cineplex Odeon theatres in New York City for compliance with the ADA and the New York City Human Rights Law, including the 13 theatres in Manhattan that the Company intends to sell in order to comply with the agreement with the DOJ and the Attorney General of the State of New York. On May 8, 1998, the DOJ informed Cineplex Odeon that it intended to accelerate the scheduling of site visits in light of the impending sale of these theatres. Furthermore, the DOJ alleges that its investigation to date has identified numerous violations of the ADA. The pending investigation and related allegations may adversely affect the price received by the Company in connection with the sale of these theatres.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

No matters were submitted to a vote of the shareholder during the year ended February 28, 1998.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Dividend Policy

The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future and is prohibited under the terms of the Company's credit facility from paying such dividends.

Price Range of Common Stock

The Company's Common Stock commenced trading on The New York Stock Exchange and The Toronto Stock Exchange on May 15, 1998 as LCP and LCX, respectively. Prior to such date, all of the outstanding Common Stock was held by a wholly owned subsidiary of SPE. Accordingly, no trading market existed for the Common Stock during the two year period ended February 28, 1998. As of May 15, 1998, there were approximately 1,790 record holders of the Common Stock.

Unregistered Securities:  Use of Proceeds from Registered Securities

On May 14, 1998, the Company issued (i) 291,086.591 shares of Common Stock to a wholly owned subsidiary of SPE in connection with the exchange of such shares for all of the issued and outstanding shares of S&J Theatres, Inc., which holds the Company's 50% interest in MJT and (ii) 2,373,217.409 shares of Common Stock to a wholly owned subsidiary of SPE in connection with the merger of Star Theatres, Inc., which holds the Company's 50% interest in LST, into a wholly owned subsidiary of the Company. Such issuances were not registered under the Securities Act of 1933, as amended, in reliance on the exemption provided by
Section 4(2) thereof.

In connection with the Combination, the Company registered 26,632,709 shares of Common Stock and 84,000 shares of Class B Non-Voting Common Stock, par value $.01 per share (the "Non-Voting Stock") pursuant to a Registration Statement on Form S-4 (file No. 333-46313), which was declared effective on February 13, 1998. The offering of such securities commenced on February 13, 1998 in connection with the solicitation of shareholder approval of the Combination by shareholders of Cineplex Odeon and terminated other than in respect of shares of Common Stock issuable (i) pursuant to certain anti-dilution provisions in the Subscription Agreement, dated September 30, 1997 (the "Subscription Agreement") between the Company and Universal and (ii) upon conversion of the Non-Voting Stock on May 14, 1998 upon consummation of the Combination. All of the registered securities were issued either (i) pursuant to the Combination in exchange for all of the outstanding shares of Cineplex Odeon Corporation and Plitt Theatres, Inc., or (ii) to Universal for a cash payment of $84.5 million pursuant to the Subscription Agreement. All of the cash proceeds, together with funds from borrowings under the Company's credit facility, were used on May 14, 1998 to (A) repay indebtedness of $149.3 million under the then existing Cineplex Odeon credit facility, (B) make payments to SPE and its affiliates aggregating $394.8 million, (C) reimburse $300,000 in expenses of the Claridge Group, and (D) reimburse $700,000 in expenses of Universal, in each case as contemplated by the Registration Statement.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth selected historical financial data, based on continuing operations, for the Company for the five fiscal years ended February 28, 1998 and has been derived from the Company's annual consolidated financial statements. The selected historical financial data should be read in conjunction with the separate consolidated financial statements and notes thereto of the Company and "Loews Cineplex Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this Form 10-K. Further, the Selected Historical Financial Data excludes data for Cineplex Odeon Corporation which became a subsidiary of this Company on May 14, 1998.

                                                            YEAR ENDED FEBRUARY 28, OR 29,
                                            --------------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                            ------------  ------------  ------------  ------------  ------------
                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Income Statement Data:
Admissions revenues   ...................   $   296,933   $   273,498   $   264,585   $   255,392   $   244,864
Concessions revenues   ..................       104,009        90,643        84,358        79,287        75,355
Other revenues   ........................        12,568        11,204        10,153         8,656         8,800
                                            -----------   -----------   -----------   -----------   -----------
                                                413,510       375,345       359,096       343,335       329,019
                                            -----------   -----------   -----------   -----------   -----------
Theatre operations and other expenses
  (including concession costs)  .........       307,568       282,480       277,375       268,236       259,173
General and administrative  .............        28,917        21,447        20,282        18,753        17,449
Depreciation and amortization  ..........        52,307        44,576        41,273        38,572        37,873
Loss on sale/disposals of theatres  .....         7,787         9,951         7,249        13,420         3,491
Interest expense  .......................        14,319        14,776        15,376        10,613         9,865
Income tax expense/(benefit)  ...........         2,751         2,295           309        (1,337)        4,662
                                            -----------   -----------   -----------   -----------   -----------
Net income (loss)  ......................   $      (139)  $      (180)  $    (2,768)  $    (4,922)  $    (3,494)
                                            ===========   ===========   ===========   ===========   ===========
Earning (loss) per common share:
     basic  .............................         $(.01)        $(.01)        $(.14)        $(.24)        $(.17)
     diluted  ...........................         $(.01)        $(.01)        $(.14)        $(.24)        $(.17)
Weighted average shares and
equivalent outstanding(A):
     basic  .............................    20,472,807    20,472,807    20,472,807    20,472,807    20,472,807
     diluted  ...........................    20,924,890    20,472,807    20,472,807    20,472,807    20,472,807
BALANCE SHEET DATA (AT PERIOD END):
  Property, equipment and leaseholds  ...   $   609,152   $   613,692   $   602,435   $   605,982   $   566,043
  Total assets  .........................   $   728,551   $   721,372   $   715,810   $   723,108   $   675,667
  Total long-term obligations (including
     debt)  .............................   $   336,526   $   339,206   $   333,268   $   347,783   $   297,474
  Total liabilities  ....................   $   404,040   $   396,722   $   390,980   $   395,510   $   343,147
  Stockholder's equity  .................   $   324,511   $   324,650   $   324,830   $   327,598   $   332,520
CASH FLOW STATEMENT DATA:
  Cash flow provided by operating
     activities  ........................   $    64,185   $    47,976   $    46,326   $    36,188   $    55,150

(A) Restated in all periods presented to reflect impact of a stock dividend declared on February 5, 1998.

Key Operating Statistics

The table below sets forth key operating statistics, based on continuing operations, for the Company as of and for each of the periods indicated. Management views these statistics as key financial measures and believes that certain investors find them useful in analyzing companies in the motion picture exhibition industry. No one measure is more meaningful than another, and the Company's management uses these measures collectively to assess operating performance. In order to arrive at a more meaningful presentation of financial operating data related to the productivity and performance of the Company, and, except as otherwise noted, all amounts below include 100% of the operating results of the LST and MJT partnerships in which the Company has a 50% interest. Further, the Key Operating Statistics excludes data for Cineplex Odeon Corporation which became a subsidiary of the Company on May 14, 1998.

                                                                     YEAR ENDED FEBRUARY 28, OR 29,
                                                    -----------------------------------------------------------------
                                                       1998          1997          1996          1995         1994
                                                    ---------     ---------     ---------     ---------     ---------
                                                      (IN THOUSANDS, EXCEPT LOCATIONS, SCREENS, AND PER PATRON DATA)
OPERATING DATA:
Locations operated at period end.................         139           143           154           180           182
Screens operated at period end...................       1,035           959           950         1,030           981
Attendance.......................................      58,387        53,133        53,544        52,656        52,113
Total revenues...................................   $ 480,437     $ 421,613     $ 400,412     $ 377,171     $ 360,828
Revenues per screen(1)...........................   $  464.19     $  439.64     $  421.49     $  366.19     $  367.82
Revenues per location(1).........................   $3,456.38     $2,948.34     $2,600.08     $2,095.39     $1,982.57
EBITDA(2)........................................   $  69,238     $  61,467     $  54,190     $  42,926     $  48,906
Total EBITDA(3)..................................   $  86,643     $  78,273     $  68,177     $  62,540     $  57,982
Partners' share of Total EBITDA..................   $   6,339     $   4,853     $   4,800     $   4,287     $   3,677
Attributable EBITDA(4)...........................   $  80,304     $  73,420     $  63,377     $  58,253     $  54,305
Total EBITDA per screen(1).......................   $   83.71     $   81.62     $   71.77     $   60.72     $   59.10
Total EBITDA per location(1).....................   $  623.33     $  547.36     $  442.71     $  347.44     $  318.58
Total EBITDA per patron(1).......................   $    1.48     $    1.47     $    1.27     $    1.19     $    1.11
Concessions revenue per patron...................   $    2.14     $    1.98     $    1.82     $    1.70     $    1.63
Admissions revenue per patron....................   $    5.91     $    5.79     $    5.52     $    5.34     $    5.16
CASH FLOW STATEMENT DATA(5):
Net cash provided by operating activities........   $  64,185     $  47,976     $  46,326     $  36,188     $  55,150
Net cash used in investing activities............   $ (51,439)    $ (53,254)    $ (34,690)    $ (82,486)    $ (32,098)
Net cash (used)/provided by finance
  activities.....................................   $  (5,842)    $   5,048     $ (14,005)    $  46,359     $ (23,022)

(1) All per screen, location and patron ratios are calculated based upon screens and locations as of period end and include the LST and MJT partnerships.

(2) EBITDA consists of earnings before interest, income taxes, depreciation and amortization including equity earnings from investments in the LST and MJT partnerships. EBITDA should not be construed as an alternative to operating income (as determined in accordance with U.S. GAAP).

(3) Total EBITDA consists of EBITDA plus loss on sale/disposals of theatres and 100% of the operating results of the LST and MJT partnerships. Total EBITDA should not be construed as an alternative to operating income (as determined in accordance with U.S. GAAP), as a measure of the Company's operating performance, or as an alternative to cash flows from operating activities (as determined in accordance with U.S. GAAP), as a measure of the Company's liquidity. Total EBITDA measures the amount of cash that a company has available for investment or other uses and is used by the Company as a measure of its performance. The Company believes that Total EBITDA is an important measure, in addition to cash flow from operations and EBITDA, in viewing its overall liquidity and borrowing capacity.

A reconciliation of EBITDA to Total EBITDA follows:


                                                                YEAR ENDED FEBRUARY 28, OR 29,
                                        ------------------------------------------------------------------------------
                                             1998            1997            1996            1995            1994
                                        --------------  --------------  --------------  --------------  --------------
                                                                        (IN THOUSANDS)
  EBITDA (as defined above)........        $69,238         $61,467         $54,190         $42,926         $48,906
  ADD: Loss on sale/disposals of
   theatres........................          7,787           9,951           7,249          13,420           3,491
                                           -------         -------         -------         -------         -------
  Modified EBITDA, including
    equity earnings................         77,025          71,418          61,439          56,346          52,397
  ADD: EBITDA from partnerships,
    net of equity earnings already
    included in EBITDA.............          9,618           6,855           6,738           6,194           5,585
                                           -------        --------         -------         -------         -------
  Total EBITDA.....................        $86,643         $78,273         $68,177         $62,540         $57,982
                                           =======         =======         =======         =======         =======

(4) Attributable EBITDA consists of Total EBITDA less Partners' share of Total EBITDA.

(5) Cash flow statement data include cash flows from long-term investments in the LST and MJT partnerships to the extent of the Company's equity interests.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of the Company's financial condition and operating results should be read in conjunction with the selected historical financial data and the audited consolidated financial statements of the Company for the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996. The information presented below does not include information with respect to Cineplex Odeon, which became a subsidiary of the Company on May 14, 1998.

This discussion incorporates operating results of partnerships in which the Company has interests to the extent of its equity share as required by the equity method of accounting.

Results of Operations

FISCAL YEAR ENDED FEBRUARY 28, 1998 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1997

Operating Revenues of approximately $413.5 million for the fiscal year ended February 28, 1998 were $38.2 million, or 10.2%, higher than the comparable period of the prior year. Operating revenues are generated primarily from admission revenues and concession sales. Admission revenues for the fiscal year ended February 28, 1998 of approximately $296.9 million were $23.4 million, or 8.6%, higher and concession revenues of approximately $104.0 million were $13.4 million, or 14.8%, higher in comparison to the fiscal year ended February 28, 1997. Other income for the year ended February 28, 1998 of approximately $12.6 million was $1.4 million, higher than the same period in fiscal 1997.
These increases in revenues were due primarily to the effect of additional revenue from new theatre openings/expansions of existing theatres of $33.8 million, higher admissions and concession revenue per patron resulting in an increase of $6.4 million and $5.2 million, respectively, partially offset by other reductions in operating revenues, including the effect of theatre dispositions, which reduced operating revenues by approximately $7.2 million.

Operating Costs of approximately $307.6 million for the year ended February 28, 1998 were $25.1 million, or 8.9%, higher than the fiscal year ended February 28, 1997 due primarily to increased costs of $22.7 million related to the aforementioned increase in operating revenues and higher occupancy costs attributable to new theatre openings of $5.4 million offset by lower costs, including the effect of theatre dispositions, of $3.0 million.

General and Administrative Costs of approximately $28.9 million for the year ended February 28, 1998 were $7.5 million higher than the fiscal year ended February 28, 1997 due primarily to higher salaries and fringe benefits as a result of normal merit increases and higher staffing levels required as a result of increased business activity, certain contractual buyouts and other Loews Theatres/Cineplex Odeon merger related costs and the start-up of the Company's international operations.

Depreciation and Amortization Costs of approximately $52.3 million for the year ended February 28, 1998 were $7.7 million higher than for the fiscal year ended February 28, 1997 due primarily to the effect of new theatre openings, provisions for asset impairment under SFAS No. 121 and incremental depreciation on refurbishment and information systems expenditures.

Loss on Sale/Disposal of Theatres of approximately $7.8 million for the year ended February 28, 1998 was $2.2 million lower than for the fiscal year ended February 28, 1997 due primarily to the timing, nature and characteristics of theatre dispositions. During fiscal 1998, the Company disposed of 10 theatres comprising 28 screens.

Interest Expense of approximately $14.3 million for the year ended February 28, 1998 was $500,000 lower than for the fiscal year ended February 28, 1997 due primarily to the impact of lower interest rates partially offset by the impact of new borrowings.

Modified EBITDA for the year ended February 28, 1998 of $77.0 million increased $5.6 million in comparison to the year ended February 28, 1997 primarily due to the increase in admission and concession revenues per patron and the impact of newly opened theatres which were previously discussed. Modified EBITDA (earnings before interest, taxes, depreciation and amortization, and gains/losses on asset disposals or sales) is a measure of financial performance commonly used in the motion picture exhibition industry. Modified EBITDA measures the amount of cash that a company has available for investment or other uses and is used by the Company as a measure of performance. Modified EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Modified EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP.

FISCAL YEAR ENDED FEBRUARY 28, 1997 COMPARED TO FISCAL YEAR ENDED FEBRUARY 29, 1996

Operating Revenues of approximately $375.3 million for the fiscal year ended February 28, 1997 were $16.2 million, or 5%, higher than the comparable period of the prior year. Operating revenues are generated primarily from admission revenues and concession sales. Admission revenues for the fiscal year ended February 28, 1997 of approximately $273.5 million were $8.9 million, or 3%, higher and concession revenues of approximately $90.6 million were $6.3 million, or 7%, higher in comparison to the fiscal year ended February 29, 1996. These increases in both admissions and concessions revenues were due primarily to the effect of additional revenue from new theatre openings/expansion of existing theatres of approximately $19.2 million, higher admissions and concessions revenue per patron resulting in an increase of $11.2 million and $6.5 million, respectively, partially offset by other reductions in operating revenues, including the effect of theatre dispositions, which reduced operating revenues by approximately $20.7 million.

Operating Costs of approximately $282.5 million for the year ended February 28, 1997 were $5.1 million, or 2%, higher than the fiscal year ended February 29, 1996 due primarily to costs of $16 million directly related to the aforementioned increase in operating revenues and higher occupancy costs attributable to new theatre openings of $2.8 million offset by lower costs, including the effect of theatre dispositions, of $13.7 million.

General and Administrative Costs of approximately $21.4 million for the year ended February 28, 1997 were $1.2 million higher than the fiscal year ended February 29, 1996 due primarily to higher salaries and fringe benefits as a result of normal merit increases.

Depreciation and Amortization Costs of approximately $44.6 million for the year ended February 28, 1997 were $3.3 million higher than for the fiscal year ended February 29, 1996 due primarily to the effect of new theatre openings.

Loss on Sale/Disposal of Theatres of approximately $10.0 million for the year ended February 28, 1997 was $2.7 million higher than for the fiscal year ended February 29, 1996 due primarily to the timing, nature and characteristics of theatre dispositions. During fiscal 1997, the Company disposed of an aggregate 15 theatres comprising 57 screens.

Interest Expense of approximately $14.8 million for the year ended February 28, 1997 was $600,000 lower than for the fiscal year ended February 29, 1996 due primarily to the impact of lower interest rates partially offset by the impact of new borrowings.

Modified EBITDA for the year ended February 28, 1997 of $71.4 million increased $10.0 million in comparison to the year ended February 29, 1996, primarily due to the increase in admission and concession revenues per patron and the impact of newly opened theatres which were previously discussed.

Liquidity and Capital Resources - (prior to the Combination)

Cash flow from operations for the year ended February 28, 1998 was approximately $64.2 million, which was approximately $16.2 million higher than for the year ended February 28, 1997. The Company derives substantially all of its revenues from cash collected at the box office and through concession sales. Generally, this provides the Company with working capital operating float since cash revenues are generally collected in advance of the payment of related expenses. Prior to the closing of the Combination, the Company determined the amount of cash required to fund operational needs and all cash in excess of the daily operational needs was "swept" by Sony Capital Corporation, an affiliate, and applied to the Company's intercompany payable account with its affiliates. Since the Company does not carry any significant amounts of inventory or accounts receivable and any excess cash historically was "swept" by an affiliate of the Company's corporate parent, it has historically operated with negative working capital. However, there are times during the year when, based on seasonal changes in the pattern of cash collections and the timing of cost and expense payments, additional working capital may be required. During such times, the Company had an arrangement whereby SCA and/or its affiliates would make additional funds available to the Company through a short-term credit facility at interest rates, commensurate with market, established at the time of the loan. The Company funded its capital requirements for its new theatre acquisition, construction and reconfiguration programs with internally generated funds and borrowings under its intercorporate credit facility with SCA (the "Sony Facility").

At February 28, 1998, the Company's outstanding balance under the Sony Facility was approximately $296.3 million and net borrowings for the year then ended were approximately $1.8 million. At February 28, 1997, Loews Theatres' outstanding balance against the Sony Facility was approximately $294.6 million and net borrowings during the fiscal year ended February 28, 1997 were approximately $8.2 million.

For periods prior to the closing of the Combination, the Company is included in the consolidated federal income tax returns of SCA. For financial reporting purposes, the Company reports its federal income tax expense and related liability as if it filed a separate income tax return. The resultant liability (or benefit) is treated as an intercompany payable (or receivable).

The Company has experienced, and expects to continue to realize, improved operating results as a consequence of investments in theatres over the last five years (including new builds, reconfigurations of existing theatres and closing unprofitable or uncompetitive theatres). For the five-year period ending February 28, 1998, the Company has added 338 screens and 25 locations. At May 14, 1998, the Company had capital spending commitments for the future development and construction of 14 theatre properties comprising 258 screens aggregating approximately $177.8 million for the Loews Theatre circuit.


Additionally, at May 15, 1998, the Company had capital spending commitments for the future development and construction of 210 screens aggregating approximately $71.0 million for the Cineplex Odeon circuit.


Liquidity and Capital Resources - (Post-Combination)

Subsequent to the May 14, 1998 Combination, the Company has performed all cash management functions on a "stand-alone" basis.

In connection with the Combination, the Company entered into a $1 billion senior credit facility with Bankers Trust Company, as administrative agent. The new credit facility, together with funds provided by Universal under the Subscription Agreement, replaced the Sony Credit Facility and Cineplex Odeon's existing credit facility, funded cash paid to SPE and/or its affiliates upon closing of the Combination and will provide ongoing financing to the Company to fund the Company's further expansion in North America and internationally. This credit facility is comprised of a $750 million senior secured revolving credit facility, secured by substantially all of the assets of LCP and its U.S. subsidiaries, and a $250 million uncommitted facility. The credit facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar (as defined therein)rate plus an applicable margin based on the Company's Leverage Ratio (as defined therein). The senior credit facility includes various financial covenants, including a leverage test and interest coverage test, as well as customary restrictive covenants, including: (i) limitations on indebtedness, (ii) limitations on dividends and other payment restrictions, (iii) limitations on asset sales, (iv) limitations on transactions with affiliates, (v) limitations on the issuance and sale of capital stock of subsidiaries, (vi) limitations on lines of business,
(vii) limitations on merger, consolidation or sale of assets and (viii) certain reporting requirements. Future cash needs, in excess of amounts provided by operations, will be funded by the Company's $1 billion credit facility. The Company's initial borrowing under the new credit facility to fund the aforementioned transactions at the time of closing was $500 million.

The Company is currently evaluating an equity offering in the foreseeable future. Any proceeds of this equity offering are expected to fund the Company's domestic and international expansion or repayment of existing debt.

Additionally, as a result of the consummation of the Combination, the Company is obligated to offer to purchase all of the outstanding 10 7/8% Senior Subordinated Notes due June 15, 2004 of Plitt Theatres, Inc. at a price equal to 101% of the outstanding principal amount thereof plus accrued interest. If all such notes are tendered, the amount required to be paid could be approximately $202 million. The Company anticipates utilizing a portion of the Credit Facility should any bondholders accept the tender offer. In connection with the Combination, the Company guaranteed these notes on a senior subordinated basis and Cineplex Odeon was released from its guarantee of Plitt Theatres under such notes.

Effect of Inflation

Inflation has not had a material effect on the Company's operations.

Year 2000 Issue

The Year 2000 issue affects virtually all companies and organizations. The Company has implemented programs designed to ensure that all software used in connection with providing services to its customers and its internal operations will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality. The Company does not anticipate incurring significant additional costs to address the Year 2000 issue, although the effectiveness of the Company's present efforts to address the Year 2000 issue cannot be assured. In addition, it is currently unknown whether vendors and other third parties with which the Company conducts business will successfully address the Year 2000 issue with respect to their own computer software. If the Company's present efforts to address the Year 2000 issue are not successful, or if vendors and other third parties with which the Company conducts business do not successfully address the Year 2000 issue, the Company's business and financial condition could be adversely affected.

New Accounting Pronouncements

The Company has determined that two new pronouncements that have been issued but are not yet effective are applicable to the Company, and may have an impact on its financial statements:

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year ending February 28, 1999, requires the Company to disclose financial information about business segments, including certain information about products and services, activities in different geographic areas and other information.

Additionally, SFAS No. 132, "Employer's Disclosure about Pensions and Other Post-Retirement Benefits," is effective for the Company's fiscal year ending February 28, 1999. SFAS No. 132 standardizes the disclosure requirements for pension and other post-retirement plans; the standard does not change the measurement or recognition of such plans.

The Company expects to adopt these standards when required and does not believe they will have a significant impact on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                           -----
  Report of Independent Accountants                                           25

  Consolidated Balance Sheet at February 28, 1998 and 1997                    26

  Consolidated Statement of Operations for the years ended
  February 28, 1998 and 1997 and February 29, 1996                            27

  Consolidated Statement of Changes in Stockholder's Equity
  for the years ended February 28, 1998 and 1997 and February 29, 1996        28

  Consolidated Statement of Cash Flows for the years ended
  February 28, 1998 and 1997 and February 29, 1996                            29

  Notes to Consolidated Financial Statements                               30-43

  Financial Statement Schedules:

     For the three years ended February 28, 1998
     II--Valuation and Qualifying Accounts are included in Item 14 on page 79.

     The financial statements for Loeks-Star Theatres, Inc. are included in Item 14 on pages 69 to 78.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Loews Cineplex Entertainment Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 24 present fairly, in all material respects, the financial position of Loews Cineplex Entertainment Corporation and its subsidiaries at February 28, 1998 and February 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  Price Waterhouse LLP
New York, New York

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

                           CONSOLIDATED BALANCE SHEET
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                                FEBRUARY 28,
                                                                                            1998            1997
                                                                                         ----------      ---------
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents  ......................................................        $  9,064       $  2,160
  Accounts receivable  ............................................................           5,479          4,437
  Inventories  ....................................................................           1,146          1,455
  Prepaid expenses and other current assets  ......................................           2,520          2,235
                                                                                           --------       --------
     TOTAL CURRENT ASSETS  ........................................................          18,209         10,287
PROPERTY, EQUIPMENT AND LEASEHOLDS, NET  ..........................................         609,152        613,692
OTHER ASSETS
  Long-term investments and advances to partnerships  .............................          31,763         23,642
  Goodwill (less accumulated amortization of $17,989 in 1998 and $16,200 in
    1997)  ........................................................................          53,143         54,932
  Other intangible assets (less accumulated amortization of $3,165 in 1998 and
    $3,088 in 1997)  ..............................................................           6,005          6,340
  Deferred charges and other assets  ..............................................          10,279         12,479
                                                                                           --------       --------
     TOTAL ASSETS  ................................................................        $728,551       $721,372
                                                                                           ========       ========

                         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses  ..........................................        $ 62,934       $ 55,685
  Due to SCA affiliates  ..........................................................           3,810          1,323
  Current maturities of long-term debt and other obligations  .....................             770            508
                                                                                           --------       --------
     TOTAL CURRENT LIABILITIES  ...................................................          67,514         57,516
DEFERRED INCOME TAXES  ............................................................          18,299         22,111
LONG-TERM DEBT AND OTHER OBLIGATIONS  .............................................          10,513         11,284
DEBT DUE TO SCA AFFILIATES  ......................................................          292,523        293,227
ACCRUED POST RETIREMENT BENEFITS  .................................................           3,791          3,483
OTHER LIABILITIES .................................................................          11,400          9,101
                                                                                           --------       --------
     TOTAL LIABILITIES ............................................................         404,040        396,722
                                                                                           --------       --------
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDER'S EQUITY
  Common stock ($.01 par value, 25,000,000 shares authorized; 19,270,321 shares issued and outstanding in 1998 and $200 par value 1,000 shares authorized;
    972.75 issued and outstanding in 1997)...........................................           193            195
  Common stock-Class A non-voting ($.01 par value, 10,000,000 shares authorized, 1,202,486 shares issued and outstanding in 1998; no shares
    authorized in 1997)............................................................              12             --
  Additional paid-in capital  .....................................................         299,277        299,082
  Retained earnings  ..............................................................          25,029         25,373
                                                                                           --------       --------
     TOTAL STOCKHOLDER'S EQUITY  ..................................................         324,511        324,650
                                                                                           --------       --------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  ..................................        $728,551       $721,372
                                                                                           ========       ========

      The accompanying notes are an integral part of these consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                    FOR THE YEARS ENDED
                                                       --------------------------------------------
                                                       FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,
                                                           1998            1997            1996
                                                       ------------    ------------    ------------
REVENUES
  Admissions..........................................  $   296,933     $   273,498     $   264,585
  Concessions.........................................      104,009          90,643          84,358
  Other...............................................       12,568          11,204          10,153
                                                        -----------     -----------     -----------
                                                            413,510         375,345         359,096
                                                        -----------     -----------     -----------
EXPENSES
  Theatre operations and other expenses...............      291,421         266,846         261,286
  Cost of concessions.................................       16,147          15,634          16,089
  General and administrative..........................       28,917          21,447          20,282
  Depreciation and amortization.......................       52,307          44,576          41,273
  Loss on sale/disposals of theatres..................        7,787           9,951           7,249
                                                        -----------     -----------     -----------
                                                            396,579         358,454         346,179
                                                        -----------     -----------     -----------
INCOME FROM OPERATIONS................................       16,931          16,891          12,917
INTEREST EXPENSE......................................       14,319          14,776          15,376
                                                        -----------     -----------     -----------
INCOME/(LOSS) BEFORE INCOME TAXES.....................        2,612           2,115          (2,459)
INCOME TAX EXPENSE....................................        2,751           2,295             309
                                                        -----------     -----------     -----------
NET LOSS..............................................  $      (139)    $      (180)    $    (2,768)
                                                        ===========     ===========     ===========

  Weighted Average Shares Outstanding--basic (A)......   20,472,807      20,472,807      20,472,807
                                                        ===========     ===========     ===========
  Weighted Average Shares Outstanding--diluted (A)....   20,924,890      20,472,807      20,472,807
                                                        ===========     ===========     ===========

  Loss per Share--basic...............................        $(.01)          $(.01)          $(.14)
                                                              =====           ======          ======
  Loss Per Share--diluted.............................        $(.01)          $(.01)          $(.14)
                                                              ======          ======          =====

(A) Fiscal years ended February 28, 1997 and February 29, 1996 have been restated to reflect a stock dividend declared on February 5, 1998.

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
            (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                       COMMON STOCK
                                        ------------------------------------------
                                                                 CLASS A            ADDITIONAL
                                           VOTING               NON-VOTING           PAID-IN    RETAINED
                                           SHARES      AMOUNT     SHARES    AMOUNT   CAPITAL    EARNINGS
                                        -------------  -------  ----------  ------  ----------  ---------
BALANCES, MARCH 1, 1995  ..........            972.75    $195           --  $  --     $299,082   $28,321

YEAR ENDED FEBRUARY 29, 1996:
  Net loss  .......................                --      --           --      --          --    (2,768)
                                        -------------    ----   ----------  ------    --------   -------
BALANCES, FEBRUARY 29, 1996  ......            972.75     195           --      --     299,082    25,553

YEAR ENDED FEBRUARY 28, 1997:
  Net loss  .......................                --      --           --      --          --      (180)
                                        -------------    ----   ----------  ------    --------   -------
BALANCES, FEBRUARY 28, 1997  ......            972.75     195           --      --     299,082    25,373

YEAR ENDED FEBRUARY 28, 1998:
  Stock dividend...................     19,269,348.25      (2)   1,202,486      12         195      (205)
  Net loss  .......................                --      --           --      --          --      (139)
                                        -------------    ----   ----------  ------    --------   -------
BALANCES, FEBRUARY 28, 1998  ......        19,270,321    $193    1,202,486     $12    $299,277   $25,029
                                        =============    ====   ==========  ======    ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                                        FOR THE YEARS ENDED
                                                                            --------------------------------------------
                                                                            FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 29,
                                                                                1998            1997            1996
                                                                            ------------    ------------    ------------
OPERATING ACTIVITIES
  Net loss................................................................    $   (139)      $     (180)      $ (2,768)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization.........................................      52,307           44,576         41,273
    Loss on sale/disposals of theatres....................................       7,787            9,951          7,249
    Equity earnings from long-term investments, net of distributions
      received............................................................         887             (553)        (1,974)
  Changes in operating assets and liabilities:
    Increase/(Decrease) in due to SCA affiliates..........................       2,487           (1,154)        (1,840)
    Decrease in deferred income taxes.....................................      (3,812)          (2,806)        (1,998)
    Increase in accounts receivable.......................................      (1,042)            (846)        (1,992)
    Increase in accounts payable and accrued expenses.....................       7,249              977         11,850
    Increase in other operating assets and liabilities, net...............      (1,539)          (1,989)        (3,474)
                                                                              --------         --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................................      64,185           47,976         46,326
                                                                              --------         --------       --------
INVESTING ACTIVITIES
  Proceeds from sale of assets............................................          --            1,043         17,707
  (Advances to)/Repayments from partnerships..............................      (9,008)           6,623          1,090
  Capital contributions to partnerships...................................          --               --         (1,500)
  Capital expenditures....................................................     (42,431)         (60,920)       (51,987)
                                                                              --------         --------       --------
NET CASH USED IN INVESTING ACTIVITIES.....................................     (51,439)         (53,254)       (34,690)
                                                                              --------         --------       --------
FINANCING ACTIVITIES
  (Repayment)/Borrowing of debt due to SCA affiliate......................      (5,333)           5,575        (13,421)
  Repayments of long-term debt............................................        (509)            (527)          (584)
                                                                              --------         --------       --------
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES..........................      (5,842)           5,048        (14,005)
                                                                              --------         --------       --------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS..........................       6,904             (230)        (2,369)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................       2,160            2,390          4,759
                                                                              --------         --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR..................................    $  9,064         $  2,160       $  2,390
                                                                              ========         ========       ========
Supplemental Cash Flow Information:
  Income taxes paid, net of refunds received..............................    $  1,934         $  1,414       $    385
                                                                              ========         ========       ========
  Interest paid (including $14,638, $15,394 and $15,194 paid to
    SCA affiliates).......................................................    $ 15,823         $ 16,488       $ 16,393
                                                                              ========         ========       ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------

General

Loews Cineplex Entertainment Corporation ("LCP", "Loews Cineplex" or the "Company"), formerly LTM Holdings, Inc., is one of the major motion picture exhibitors in the United States and conducts business under the Loews, Sony, Star, and Magic Johnson Theatres marquees. At February 28, 1998, LCP was an indirect wholly owned subsidiary of Sony Pictures Entertainment Inc. ("SPE"), which itself is an indirect wholly owned subsidiary of Sony Corporation of America ("SCA"). LCP owns, or has interests in, and operates 1,035 screens at 139 theatres in 16 states as of February 28, 1998. The Company's principal markets include New York, Boston, Chicago, Dallas, Houston, Baltimore and Detroit.

Business Combination

On May 14, 1998, pursuant to the Amended and Restated Master Agreement (the "Master Agreement") dated September 30, 1997, LTM Holdings, Inc. and Cineplex Odeon Corporation ("Cineplex" or "Cineplex Odeon"), another major motion picture exhibitor with operations in the U.S. and Canada, combined (the "Combination"). As called for in the Master Agreement, the outstanding common shares of Cineplex Odeon were exchanged for LCP shares on a ten for one basis. Universal Studios, Inc., a major shareholder of Cineplex Odeon, contributed cash of $84.5 million to the Company in exchange for additional shares of stock in the Company. SPE and its affiliates have received a cash payment of approximately $395 million (subject to certain final closing adjustments) representing (i) a cash payment to satisfy all intercompany indebtedness to affiliates of SCA as of the closing date, (ii) a cash payment equal to the fair value of certain transferred assets, and (iii) the payment of a dividend of approximately $80 million to a subsidiary of SPE. The combination will be accounted for by LCP under the purchase method of accounting and any excess of purchase price over the fair value of the net assets of Cineplex Odeon will be recorded as goodwill.

At the closing of the Combination, the Company issued 11,691,249 shares of Common Stock and 80,000 shares of Class B Non-Voting Common Stock to Universal Studios, Inc., 4,324,003 shares of Common Stock and 4,000 shares of Class B Non-Voting Common Stock to the Claridge Group and 6,013,456 shares of common stock to the other shareholders of record of Cineplex Odeon Corporation in exchange for the outstanding shares of Cineplex Odeon Corporation and its wholly-owned subsidiary, Plitt Theatres, Inc. on that day. In addition, the Company issued 2,664,304 shares of common stock in connection with the transfer of SPE's interest in Star Theatres of Michigan, Inc. ("Star") and S&J Theatres, Inc. ("S&J") to the Company.

As a result of the Combination, SPE, Universal Studios, Inc., the Claridge Group and others own 51.1% (49.9% voting common stock), 26.0% (26.6% voting common stock), 9.6% and 13.3%, respectively, of LCP common stock.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Credit Facility

On May 14, 1998, LCP entered into a $1 billion senior credit facility with Bankers Trust Company, as administrative agent. This new credit facility replaces all existing credit facilities and/or credit arrangements of Cineplex Odeon and LTM (see Note 6 for additional information).

At the closing, the Company guaranteed on a senior subordinated basis $200 million outstanding principal amount of the 10 7/8% Senior Subordinated Notes due 2004 of Plitt Theatres, Inc.

Department of Justice Settlement

On April 16, 1998, Loews Theatres and Cineplex Odeon reached an agreement with the Department of Justice allowing the Combination to proceed. This agreement has also been approved by the Attorneys General of New York and Illinois, who had opposed the proposed merger under the antitrust laws. Under the terms of the agreement, which is subject to court approval following a public comment period, LCP will divest itself of certain theatres in New York and Illinois.

Basis of Presentation and Consolidation:   The consolidated financial statements
include the accounts of Loews Cineplex Entertainment Corporation and its wholly-owned subsidiaries. As part of the Combination with Cineplex Odeon, SPE and its affiliates have transferred their interests in S&J, which owns a 50% interest in the Magic Johnson Theatre Partnership ("MJT"), and Star, which indirectly owns a 50% interest in the Loeks-Star Theatre Partnership ("LST"), and certain other exhibition assets to subsidiaries of LCP. As these transfers were among parties under common control, LCP has included the assets, liabilities and results of operations of S&J and Star in these financial statements for all periods included herein on an as if pooled basis. Majority owned companies are consolidated and 50% or less owned investments in which the Company has significant influence are accounted for under the equity method of accounting. Significant intercompany accounts and transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues and Expenses:   Substantially all revenues are recognized when
admission and concession sales are received at the theatres. Other revenues include the Company's equity earnings from long-term investments. Film rental costs are accrued based on a percentage of box office receipts under the terms of the film license arrangements.

Cash and Cash Equivalents:   The Company considers all operating funds held in
financial institutions, cash held by the theatres and all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments:   Cash, accounts receivable, accounts
payable, accrued liabilities and notes payable are reflected in the financial statements at carrying value which approximates fair value. Long-term debt principally consists of obligations which carry floating interest rates that approximate current market rates.

Inventories:   Inventories of concession products are stated at the lower of cost (determined on the first-in, first-out method) or market.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Long-term Investments and Advances to Partnerships:   Investments in
partnerships are recorded under the equity method of accounting whereby the cost of the investment is adjusted to reflect the Company's proportionate share of the partnerships' operating results. Advances to partners represent advances to respective partnerships, in which LCP has interests, for working capital and other capital requirements.

Deferred Charges and Other Assets:   Deferred charges consist principally of
prepaid costs associated with recently opened theatres which are generally amortized over three years, construction advances subject to repayment and certain merger related costs.

Property, Equipment and Leaseholds:   Property, equipment and leaseholds are
stated at historical cost less accumulated depreciation and amortization. The Company has acquired the rights to use certain theatre facilities under previously existing operating leases from other motion picture exhibitors. Purchase values assigned to these theatre lease rights acquired are capitalized and amortized over future periods.

Depreciation and amortization are provided on the straight-line basis over the following useful lives:

                                                      YEARS
                                                      -----
     Buildings........................                30-40
     Equipment........................                5-10
     Leasehold Improvements...........  Life of lease but not in excess of useful lives or 40 years
     Theatre Lease Rights.............  Life of lease but not in excess of useful lives or 40 years

Interest costs during the period of development and construction of new theatre properties are capitalized as part of the historical cost of the asset. Interest capitalized was $741, $586 and $139, respectively, during the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996.

Goodwill and other intangible assets:   Goodwill, which represents the excess of
the purchase price over the fair values of net assets acquired, is amortized using the straight-line method over 40 years. Other intangible assets are amortized over their estimated useful lives which range from 5 to 40 years. Management continuously assesses the recoverability of the net unamortized goodwill and other intangibles by determining whether the amortization of these balances over the remaining life can be recovered through projected future undiscounted income from operations.

Long-Lived Assets:  Statement of Financial Accounting Standards ("SFAS")
No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" requires the recoverability of the carrying value of long-lived assets to be evaluated when changes occur in historical operating results, future projections and economic and competitive factors, among others. The Company continuously assesses the recoverability of its long-lived assets in accordance with SFAS No. 121, by determining whether the carrying value of these balances over the remaining life can be recovered through projected future cash flows. Based upon these measures, management has determined that the carrying value of its long-lived assets is recoverable and fairly stated.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Stock Based Compensation: As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company has complied with the disclosure requirements of SFAS No. 123 (see Note 12 to these Consolidated Financial Statements).

Earnings Per Share:   In 1997, the Financial Accounting Standards Board
issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform with the requirements of SFAS No. 128. A reconciliation of the number of shares used in the computations for basic and diluted net loss per share is as follows:

                                                       NUMBER OF SHARES
                                                      FEBRUARY 28, 1998
                                                      -----------------

Basic loss per share                                      20,472,807
Weighted average dilution under stock plans                  452,083
                                                          ----------
Weighted average diluted loss per share                   20,924,890
                                                          ==========

Net loss used in the computation of basic and diluted net loss per share is not affected by the assumed issuance of stock under the Company's stock plans and is therefore the same for both calculations.

Seasonality:   The Company's business is seasonal with a substantial portion of its revenues being derived during the summer months and holiday season.

Income Taxes: For periods prior to the closing of the Combination, the Company filed a consolidated tax return with SCA for federal income tax purposes and combined tax returns with SCA in certain state and local jurisdictions. However, for financial reporting purposes the Company calculates federal, state and local income taxes as if it filed its tax returns on a stand-alone basis. Any federal, state or local income tax liability, resulting from the consolidated or combined filings with SCA, is recorded as a payable to a SCA affiliate. Any state or local income tax liability resulting from a separately filed tax return by the Company is recorded as state or local income taxes payable. The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes," following the liability method whereby deferred income tax assets and liabilities are established annually based on the temporary differences between the financial statement and tax recorded basis of assets and liabilities, including assets and liabilities acquired in business combinations, at currently enacted tax rates.

New Accounting Pronouncements: The following new pronouncements have been issued but are not yet effective:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," is effective for the Company's fiscal year ending February 28, 1999. The standard requires the Company to disclose financial information about business segments including certain information about products and services, activities in different geographic areas and other information.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


SFAS No. 132, "Employer's Disclosure about Pensions and Other Post-Retirement Benefits," is effective for the Company's fiscal year ending February 28, 1999. SFAS No. 132 standardizes the disclosure requirements for pension and other post-retirement plans; the standard does not change the measurement or recognition of such plans.

The Company expects to adopt the above standards when required and does not believe they will have a significant impact.

NOTE 2 -- ACCOUNTS RECEIVABLE

As of February 28, 1998, accounts receivable consisted of trade receivables of $1,885 and other receivables of $3,594. As of February 28, 1997, accounts receivable consisted of trade receivables of $2,455 and other receivables of $1,982.

NOTE 3 -- PROPERTY, EQUIPMENT AND LEASEHOLDS

Property, equipment and leaseholds consists of:

                                                                      FEBRUARY 28,    FEBRUARY 28,
                                                                              1998            1997
                                                                      ------------    ------------
Land...............................................................       $ 42,173         $ 42,173
Buildings..........................................................        227,782          218,420
Equipment..........................................................        149,468          132,236
Leasehold Improvements.............................................        101,440          100,954
Theatre Lease Rights...............................................        346,176          351,747
Construction in Progress...........................................         30,859           18,758
                                                                          --------         --------
        TOTAL PROPERTY, EQUIPMENT AND LEASEHOLDS...................        897,898          864,288
Less: Accumulated Depreciation and Amortization....................        288,746          250,596
                                                                          --------         --------
                                                                          $609,152         $613,692
                                                                          ========         ========

The cost of property and equipment under capital leases amounted to $12,971 and $13,330 with accumulated depreciation of $4,584 and $4,191 as of February 28, 1998 and February 28, 1997, respectively. Depreciation expense of property and equipment under capital leases is included in depreciation and amortization expense.

During fiscal 1998, the Company continued to review the assets and related intangibles of its motion picture theatres for impairment in accordance with the provisions of SFAS No. 121. As a result of this process, the Company has recognized a provision for asset impairment of $4,409 which is included in depreciation and amortization in the Consolidated Statement of Operations.

NOTE 4 -- LONG-TERM INVESTMENTS AND ADVANCES TO PARTNERSHIPS

As discussed in Note 1, effective May 14, 1998, SPE has contributed its interests in S&J and Star, whose principal assets are investments in LST and MJT. The historical carrying values for investments in S&J and Star totaled $22,100 and $18,100 at February 28, 1998 and February 28, 1997, respectively.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


The Company's long-term investments consist of a 50% interest in LST which operated 9 theatres with 108 screens and a 50% interest in MJT which operated
3 theatres with 36 screens at February 28, 1998. The Company accounts for these investments following the equity method of accounting.

The Company's carrying value of its investment in LST was approximately $11,102 and $11,100 as of February 28, 1998 and February 28, 1997, respectively. The Company's carrying value in its investment in MJT was approximately $370 and $1,300 at February 28, 1998 and February 28, 1997, respectively.

The Company's equity share of earnings in LST and MJT for the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996 was approximately $2,905, $2,900 and $2,800, respectively.

As of February 28, 1998 and February 28, 1997, the Company had a receivable from LST of $10,955 and $5,421, respectively. This receivable was in the form of both notes and working fund advances. As of February 28, 1998 and February 28, 1997, the Company had a receivable from MJT of $9,336 and $5,862, respectively.

The following table presents condensed financial information for the LST and MJT partnerships on a combined basis:

                                                                 YEAR ENDED         YEAR ENDED       YEAR ENDED
                                                               FEBRUARY 28,       FEBRUARY 28,     FEBRUARY 29,
                                                                       1998               1997             1996
                                                               ------------       ------------     ------------
Admissions Revenue........................................          $48,036            $34,248           $30,980
Concession and Other Revenues.............................           22,461             15,378            13,514
                                                                    -------            -------           -------
Total Revenues............................................           70,497             49,626            44,494
Theatre Operating Costs (including cost of concessions)...           55,769             38,281            33,467
General and Administrative Costs..........................            2,051              1,516             1,429
                                                                    -------            -------           -------
                                                                     12,677              9,829             9,598
Depreciation and Amortization.............................            5,459              3,157             2,870
                                                                    -------            -------           -------
Income from Operations....................................          $ 7,218            $ 6,672           $ 6,728
                                                                    =======            =======           =======
Net Income................................................          $ 5,810            $ 5,786           $ 5,639
                                                                    =======            =======           =======

Current Assets............................................          $ 2,949            $ 2,109
                                                                    =======            =======
Noncurrent Assets.........................................          $50,697            $42,946
                                                                    =======            =======
Current Liabilities.......................................          $16,963            $10,708
                                                                    =======            =======
Noncurrent Liabilities....................................          $14,112            $ 9,629
                                                                    =======            =======

On April 27, 1998, LST refinanced the debt then outstanding with the Company. The new facility is a line of credit with a third-party financial institution which matures on April 30, 2003. The proceeds of this line of credit were used to repay the outstanding affiliate debt due to the Company.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 5 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of:


                                  FEBRUARY 28,               FEBRUARY 28,
                                          1998                       1997
                                  ------------               ------------

Accounts payable -- trade            $36,924                    $31,957
Accrued expenses and other            26,010                     23,728
                                     -------                    -------
                                     $62,934                    $55,685
                                     =======                    =======

NOTE 6 -- LONG-TERM DEBT AND OTHER OBLIGATIONS

Long-term debt and other obligations consist of:

                                                                                  FEBRUARY 28,     FEBRUARY 28,
                                                                                          1998             1997
                                                                                  ------------     ------------
   Mortgages payable -- Non-recourse, payable through 1999.
     Interest rates from 8.5% to 9%..........................................        $   250          $   254
   Capitalized lease obligations related to theatre leases,
      payable in various amounts through 2011. Interest
      rates range from 8% to 16%............................................          11,033           11,538
                                                                                     -------          -------
                                                                                      11,283           11,792
   Less: Current Maturities.................................................             770              508
                                                                                     -------          -------
                                                                                     $10,513          $11,284
                                                                                     =======          =======

Annual maturities of obligations under capital leases and long-term debt for the next five fiscal years and thereafter are set forth as follows:

YEAR ENDING FEBRUARY           CAPITAL LEASES       DEBT         TOTAL
--------------------           --------------       -----       -------
    1999............              $     520         $ 250       $   770
    2000............                    568           --            568
    2001............                    620           --            620
    2002............                    675           --            675
    2003............                    701           --            701
    Thereafter......                  7,949           --          7,949
                                  ---------         -----       -------
                                  $  11,033         $ 250       $11,283
                                  =========         =====       =======

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


On May 14, 1998, in connection with the Combination, the Company entered into a $1 billion senior credit facility with Bankers Trust Company, as administrative agent. The new credit facility has been used to repay all intercompany amounts due to SCA and affiliates and has replaced Cineplex Odeon's existing credit facility. This credit facility is comprised of a $750 million senior secured revolving credit facility, secured by substantially all of the assets of LCP and its U.S. subsidiaries, and a $250 million uncommitted facility. The credit facility bears interest, at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate plus an applicable margin based on the Company's Leverage Ratio (as defined). The senior credit facility includes various financial covenants, including a leverage test and interest coverage test, as well as customary restrictive covenants, including:
(i) limitations on indebtedness, (ii) limitations on dividends and other payment restrictions, (iii) limitations on asset sales, (iv) limitations on transactions with affiliates, (v) limitations on the issuance and sale of capital stock of subsidiaries, (vi) limitations on lines of business, (vii) limitations on merger, consolidation or sale of assets and (viii) certain reporting requirements. The Company's initial borrowing under the new credit facility to fund the aforementioned transactions at the time of closing was $500 million.

NOTE 7 -- LEASES

The Company conducts a significant part of its operations in leased premises. Leases generally provide for minimum rentals plus percentage rentals based upon sales volume and also require the tenant to pay a portion of real estate taxes and other property operating expenses. Lease terms generally range from 20 to 40 years and contain various renewal options, generally in intervals of 5 to 10 years.

Future minimum rental commitments at February 28, 1998 under the above mentioned operating and capital leases, having an initial or remaining noncancelable lease term of one or more years are set forth as follows:

                                                     OPERATING        CAPITAL
        YEAR ENDING FEBRUARY                            LEASES         LEASES
        --------------------                            ------         ------

        1999.................................         $ 35,860        $ 1,416
        2000.................................           35,419          1,415
        2001.................................           34,719          1,416
        2002.................................           34,168          1,415
        2003.................................           33,164          1,368
        Thereafter...........................          337,106         10,892
                                                      --------        -------
     Total Minimum Rentals...................         $510,436         17,922
                                                      ========
     Less Amount Representing Interest.......                           6,889
                                                                      -------
     Present Value of Net Minimum Rentals....                         $11,033
                                                                      =======

Minimum rental expense aggregated $31,368, $30,200 and $29,900 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively, related to operating leases. Percentage rental expense for those same periods aggregated $3,449, $2,918 and $2,571, respectively.

NOTE 8 -- EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS

The Company accrues amounts ranging from 20% to 23% of gross salaries for fringe benefits (i.e. Medical, Dental, FICA and Savings Plan Contributions), which approximates actual costs incurred and SPE billings on behalf of the Company.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Profit Sharing and Savings Plan:   The Company has a defined contribution Profit
Sharing and Savings Plan ("Savings Plan") for substantially all eligible salaried employees under which the Company contributes by matching 50% of the employee contribution up to a maximum of 6% of the statutory limit of eligible compensation. A participant may elect to contribute up to an additional 10% of eligible compensation (subject to the statutory limit), however this amount is not eligible for matching contributions by the Company. The Savings Plan also provides for special profit sharing contributions, the annual amount of which is determined at the discretion of the Company. The expense recorded by the Company related to contributions to the Savings Plan aggregated $1,670, $1,204 and $1,037 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively.

Employee Health and Welfare and Other Post-retirement Benefits:   Employee
health and welfare benefits and post-retirement benefits are administered and provided for by SPE. Costs related to post-retirement benefits are allocated to the Company based on actuarially determined amounts. The Company has accrued post-retirement benefits of $3,791 and $3,483 at February 28, 1998 and February 28, 1997, respectively, and recognized an annual cost of $339, $262 and $137 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively.

Other Plans:   Various employees are covered by union sponsored pension plans.
The contributions are determined in accordance with provisions of negotiated labor contracts. Under these agreements, pension expense aggregated $1,204, $1,471 and $1,429 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively.

NOTE 9 -- RELATED PARTY TRANSACTIONS

The Company has exhibited films distributed by SPE in the past, and expects to continue to do so in the future. Payments are based on negotiated and/or contracted rates established on terms that management believes are equivalent to an arm's-length basis. At February 28, 1998 and February 28, 1997, the Company owed SPE and affiliates $2,521 and $6,352, respectively, under film licensing agreements. The Company has recognized film rental expenses relating to the exhibition of films distributed by SPE in the amount of $30,399, $16,189 and $16,668 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


The debt due to (from) SCA affiliates at February 28, 1998 and February 28, 1997, consists of the following:

                                                                              FEBRUARY 28,       FEBRUARY 28,
                                                                                      1998               1997
                                                                             -------------       ------------
Short Term:
      Due from affiliates.........................................             $    --             $ (2,683)(C)
      Accrued interest payable....................................                3,810(A)            4,006 (A)
                                                                               --------            --------

         TOTAL SHORT-TERM.........................................                3,810               1,323
                                                                               --------            --------

Long Term:
      Promissory Notes due to affiliates...........................             182,170(A)          184,420 (A)
      Debt due to SCA affiliate....................................              66,135(B)           69,218 (B)
                                                                               --------            --------
                                                                                248,305             253,638
   Payable due to SCA Affiliate in lieu of income taxes (Note 10)..              44,218              39,589
                                                                               --------            --------
           TOTAL LONG-TERM.........................................             292,523             293,227
                                                                               --------            --------
           TOTAL...................................................            $296,333            $294,550
                                                                               ========            ========

Interest expense incurred on the "Debt due to SCA Affiliates" was $14,638, $14,934 and $15,218 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively.

(A) Represents promissory notes payable to an affiliate of SCA. The notes bear interest at an intercorporate rate determined by SCA which is in effect thirty days prior to the commencement date of each quarter (the "SCA Intercorporate Rate"). Interest is payable on November 1 and May 1, of each fiscal year. Interest rates were 5.9%, 6.1% and 6.2% as of February 28, 1998, February 28, 1997 and February 29, 1996, respectively. The notes mature in the form of a balloon payment due October 31, 1998 and are subordinate to all other existing and future liabilities of the Company. As described in Note 6 the Company has negotiated a new credit facility which has replaced the SCA credit facilities. The new credit facility is a long-term facility and since its proceeds have, in part, been used to pay off the existing intercompany debt, all intercompany debt is being reported by the Company as long-term.

(B) Prior to the closing of the Combination, the Company periodically transferred excess cash to a SCA affiliate for cash management purposes and in turn receives cash advances from the SCA affiliate to fund the Company's short-term working capital requirements. The balance "Debt due to SCA Affiliate" represents the amount of cash provided by a SCA affiliate to fund the Company's working capital needs and capital expenditure requirements in excess of cash repatriated. This working fund bore interest at the SCA Intercorporate Rate. As described in Note 6, the Company has negotiated a new credit facility which has replaced the SCA credit facilities. The new credit facility is a long-term facility and since its proceeds have, in part, been used to pay off the existing intercompany debt, all intercompany debt is being reported by the Company as long-term.

(C)   Represents the amount due from a SCA affiliate for equipment purchases.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


In addition to the above related party transactions, SCA affiliates provide certain services relating to the following activities: Insurance and risk management services including excess liability, workman's compensation and officers and directors coverage among others, benefits administration and payroll processing, and tax processing services. LCP provides certain services to SCA affiliates relating to the following activities: Finance, Administrative and MIS support. The net amount charged to the Company for these services amounted to $570, $1,207 and $1,325 for the years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively. For the years ended February 28, 1998, February 28, 1997 and February 29, 1996, the Company was also charged by a SCA affiliate for certain administrative related services in the amounts of $1,835, $1,667, and $1,716, respectively. The Company believes the costs of the above mentioned services are commensurate with that which would be charged by third parties for similar services.

NOTE 10--INCOME TAXES

For periods prior to the closing of the Combination, the Company filed a consolidated tax return with SCA for federal income tax purposes and combined tax returns with SCA in certain state and local jurisdictions. However, for financial reporting purposes, the Company calculates federal, state and local income taxes as if it filed its returns on a stand-alone basis. Any federal, state or local income tax liability resulting from the consolidated or combined filing with SCA is included in the balance sheet under the caption "Debt due to SCA affiliate" (see Note 9). Any state or local income tax liability resulting from a separately filed tax return by the Company is recorded as state and local income taxes payable.

The provision for income taxes consists of the following:

                                  FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 29,
                                          1998           1997           1996
                                  ------------   ------------   ------------
Current tax expense
  U.S. Federal....................     $ 4,013        $ 3,269        $ 1,263
  State and Local.................       2,551          1,832          1,044
                                       -------        -------        -------
    Total Current.................       6,564          5,101          2,307
Deferred tax expense/(benefit)
  U.S. Federal....................      (2,744)        (2,019)        (1,438)
  State and Local.................      (1,069)          (787)          (560)
                                       -------        -------        -------
    Total tax provision...........     $ 2,751        $ 2,295        $   309
                                       =======        =======        =======

Reconciliation of the provision for income taxes to the statutory federal income tax rate follows:

                                                             FEB. 28,          FEB. 28,          FEB. 29,
                                                                 1998       %      1997       %      1996        %
                                                             --------  ------  --------  ------  --------  -------
Provision/(benefit) on pre-tax income/(loss) at statutory
  federal income tax rate..................................   $  914    35.0%   $  741    35.0%    $(861)    35.0%
Provision for state and local taxes (net of federal income
  tax benefit).............................................      963    36.9       679    32.1       315    (12.8)
Other non-deductible expenses (primarily amortization
  of goodwill and other intangible assets).................      874    33.5       875    41.4       855    (34.8)
                                                              ------   -----    ------   -----     -----    -----
                                                              $2,751   105.4%   $2,295   108.5%    $ 309    (12.6)%
                                                              ======   =====    ======   =====     =====    =====

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Net deferred tax assets and liabilities are comprised of the following:

                                                    FEBRUARY 28,    FEBRUARY 28,
                                                            1998            1997
                                                    ------------    ------------
Net deferred tax assets
  Loss on sale/disposals of theatres.................  $ 6,683         $ 3,540
  Accrued post retirement benefits...................    1,623           1,491
  Other..............................................      189           1,242
                                                       -------         -------
     Total Net Deferred Tax Assets...................    8,495           6,273
                                                       -------         -------
Net deferred tax liabilities
  Depreciation -- Property, equipment and leaseholds.   23,733          24,974
  Amortization -- Other intangible assets............    3,061           3,410
                                                       -------         -------
     Total Net Deferred Tax Liabilities..............   26,794          28,384
                                                       -------         -------
     Net Deferred Tax Liability......................  $18,299         $22,111
                                                       =======         =======

NOTE 11 -- LOSS ON SALE/DISPOSALS OF THEATRES

Aggregate losses on sale/disposals of theatres were $7,787, $9,951 and $7,249 during the fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively, and were recorded primarily in connection with management's decision to dispose of several theatres during those fiscal years.

NOTE 12 -- STOCK OPTION PLAN

The Company has adopted the 1997 Stock Incentive Plan (the "Plan") providing for the granting of options to employees, officers, directors, consultants and advisors of the Company or an affiliate. The Plan is administered by a committee of the Board of Directors (the "Committee"). The Plan provides for the grants or awards of incentive and non-qualified stock options, stock appreciation and dividend equivalent rights, restricted stock, performance units and performance shares. During December 1997, the Company granted non-qualified stock options to certain key employees. Except in the case of 500,000 options granted, which vest immediately, the options granted generally vest and become exercisable ratably over a five year period commencing on the first anniversary of the closing date of the Combination, but in any event, will be fully vested and exercisable as of the fifth anniversary of the date of grant. The options generally expire ten years after grant.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


The following table summarizes information about stock options outstanding at February 28, 1998:



                                                 WEIGHTED AVERAGE
                                      SHARES      EXERCISE PRICE
                                      ------     ---------------
Shares under option:
Outstanding at beginning
   of year                                 --         $    --
Granted                             2,170,000         $13.125
Exercised                                  --              --
Forfeited                                  --              --
Outstanding at end of year          2,170,000         $13.125

Options exercisable at
   year-end                           500,000         $13.125


Weighted average fair value of
   options granted during 1998                        $  4.36

The fair value of each stock option granted during fiscal 1998 is estimated on the date of grant utilizing the Black-Scholes options pricing model based on the following assumptions:

          Expected life (years)         5.0
          Expected volatility          23.46%
          Expected dividend yield         --
          Risk free interest rate       5.77%

The Company applies APB No. 25 and related interpretations in accounting for the Plan. Accordingly, as the exercise price at the date of grant equaled the estimated fair value of a common share, no compensation cost has been recognized in connection with the issuance of options under the Plan. Had compensation cost for the Plan been determined based upon the fair value at the date of grant, consistent with the methodology under SFAS No. 123, the Company's net loss and loss per share for the year ended February 28, 1998 would have been increased to the pro forma amounts indicated below:

                                                    FOR THE
                                                   YEAR ENDED
                                                  FEBRUARY 28,
                                                      1998
                                                  ------------
Net loss                        As reported          $  (139)
                                                     =======
                                Pro forma            $(1,555)
                                                     =======

Loss per share-basic            As reported          $ (0.01)
                                                     =======
                                Pro forma            $ (0.08)
                                                     =======

Loss per share-diluted          As reported          $ (0.01)
                                                     =======
                                Pro forma            $ (0.07)
                                                     =======

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                         (FORMERLY LTM HOLDINGS, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. The Company anticipates granting additional awards in future years.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

The Company has entered into commitments for the future development and construction of theatre properties aggregating approximately $177,777 (including letters of credit in the amount of $17,242). The Company has also guaranteed an additional $45,860 related to obligations under lease agreements entered into by MJT. The Company is of the opinion that MJT will be able to perform under its respective obligations and that no payment will be required and no losses will be incurred under these guarantees.

The Company is a defendant in various lawsuits arising in the ordinary course of business and is involved in certain environmental matters. It is the opinion of management that any liability to the Company which may arise as a result of these matters will not have a material adverse effect on its financial condition.

Additionally, as a result of the consummation of the Combination, the Company is obligated to offer to purchase all of the outstanding 10 7/8% Senior Subordinated Notes due June 15, 2004 of Plitt Theatres, Inc. ("Plitt Notes") at a price equal to 101% of the outstanding principal amount thereof plus accrued interest. If all such notes are tendered, the amount required to be paid could be approximately $202 million. The Company anticipates utilizing a portion of the Credit Facility should any bondholders accept the tender offer. In connection with the Combination, the Company guaranteed the obligations of Plitt Theatres under the Plitt Notes on a senior subordinated basis, and Cineplex Odeon was released from its guarantee of such notes.

NOTE 14-- STOCKHOLDER'S EQUITY

On December 16, 1997, the Company's Board of Directors passed a resolution increasing the number of common shares authorized from 1,000 shares to 2,000 shares. Subsequently, on February 5, 1998, the Company's Board of Directors passed an additional resolution further increasing the number of common shares authorized from 2,000 to 25,000,000, as well as authorizing the issuance of up to 10,000,000 shares of Class A Non-Voting $.01 par value Common Stock.

Additionally, on February 5, 1998, the Board of Directors declared, and the Company paid, a stock dividend of 19,269,348.25 shares of common stock and 1,202,486 shares of Class A Non-Voting Common Stock. As a result of the stock dividend, approximately $205,000 was transferred from retained earnings to additional paid-in-capital and common stock.

On May 7, 1998, the Company's Board of Directors passed a resolution increasing the number of common shares authorized from 25,000,000 to 300,000,000. Additionally, the resolution included the authorization to issue up to 10,000,000 shares of Class B Non-Voting $.01 par value Common Stock and 10,000,000 shares of $.01 par value preferred stock. This action was taken in conjunction with the anticipated closing of the Combination on May 14, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are the current directors and executive officers of the Company. Certain information relating to the directors and executive officers, which has been furnished to the Company by the individuals named, is set forth below.

       NAME                       AGE      POSITION
       -----                      ---      --------
George A. Cohon                   61       Director
Marinus N. Henny                  46       Director
Ernest Leo Kolber                 69       Director
Ken Lemberger                     51       Director
Ron Meyer                         53       Director
Brian C. Mulligan                 38       Director
Yuki Nozoe                        47       Director
Karen Randall                     45       Director
Stanley Steinberg                 64       Director
Howard Stringer                   55       Director
Robert Wynne                      55       Director
Mortimer Zuckerman                60       Director
Lawrence J. Ruisi                 49       President and Chief Executive
                                           Officer and Director
Allen Karp                        57       Chairman and Chief Executive
                                           Officer of Cineplex Odeon Canada
                                           and Director
Travis Reid                       43       President, U.S Operations
John C. McBride, Jr.              42       Senior Vice President and General
                                           Counsel
John J. Walker                    45       Senior Vice President and Chief
                                           Financial Officer
Seymour Smith                     78       Senior Vice President and Deputy
                                           General Counsel
Mindy Tucker                      38       Corporate Vice President
                                           Strategic Planning and Secretary
Joseph Sparacio                   38       Vice President and Controller

     George A. Cohon - Since 1992, Mr Cohon has served as Senior Chairman of the Executive Committee of McDonald's Restaurants of Canada Limited and Senior Chairman of McDonald's in Russia.

     Marinus N. Henny - Since April 1997, Mr. Henny has been Executive Vice President and Chief Financial Officer of Sony Corporation of America ("SCA"). From December 1993 to April 1997 Mr. Henny was Executive Vice President of SCA.

     The Honorable Ernest Leo Kolber - Senator Kolber was appointed Chairman of the Board of Cineplex Odeon in December 1989. He has been a Member of the Senate of Canada since December 1983. From October 1987 to September 1993, Senator Kolber was Chairman of Claridge Inc. Senator Kolber is a director of The Seagram Company Ltd. and The Toronto-Dominion Bank. Senator Kolber has been a director of Loews Cineplex since May 1998.

     Ken Lemberger - Since January 1997, Mr. Lemberger has been President of Columbia TriStar Motion Picture Group. Prior to January 1997, Mr. Lemberger was Corporate Executive Vice President of SPE.

     Ron Meyer - Mr. Meyer has been President and Chief Operating Officer of Universal since August 1, 1995. Prior to August 1995, Mr. Meyer served as President of Creative Artists Agency, Inc., a talent agency that he co-founded in 1975.

     Brian C. Mulligan - Mr. Mulligan has been Senior Vice President, Corporate Development and Strategic Planning, of Universal since January 1997. From late 1995 to January 1997, Mr. Mulligan served as Vice President of Corporate Development of Universal and earlier in 1995 he served as Vice President, Finance and Controller of Universal from 1991 to 1995. From 1987 to 1990, Mr. Mulligan was a Senior Manager in the Entertainment Specialty Practice Unit of Price Waterhouse.

     Yuki Nozoe - Since October 1996, Mr. Nozoe has been Executive Vice President of SPE and, since February 1996, Executive Vice President of SCA. Prior to then, Mr. Nozoe was Senior Vice President of Marketing for Sony Electronics, Inc.

     Karen Randall - Since February 1996, Ms. Randall has been Senior Vice President and General Counsel of Universal Studios, Inc. Prior to February 1996, Ms. Randall was Managing Partner of the Los Angeles office of Katten Munchin & Zavis.

     Stanley "Mickey" Steinberg - Since May 1998, Mr. Steinberg has been a consultant to Sony Development. From August 1994 to May 1998, Mr. Steinberg served as Chairman of Sony Retail Entertainment ("SRE") and, in that capacity, has had overall responsibility for developing and operating retail concepts, food venues and large retail entertainment centers in the United States and abroad, as well as Loews Cineplex locations, Sony Plaza and Sony Wonder interactive museum. Prior to joining SRE, Mr. Steinberg was Executive Vice President of Walt Disney Imagineering.

     Howard Stringer - Since May 1998, Mr. Stringer has served as Chairman of SPE. From May 1997 to May 1998, Mr. Stringer served as President of SCA and served as a member of the Boards of Directors of SCA, SPE, Sony Electronics, Inc. and Sony Music Entertainment, Inc. From February 1995 to April 1997, Mr. Stringer was Chairman and CEO of TELE-TV, a company formed by Bell Atlantic, Nynex and Pacific Telesis. Prior to that time, Mr. Stringer was President of the CBS Broadcast Group.

     Robert J. Wynne - Since May 1998, Mr. Wynne has served as Co-President and Chief Operating Officer of SPE. From November 1997 to May 1998, Mr. Wynne had been Co-President of SPE, and, since January 1997, Senior Executive Vice President. He joined SPE in November 1995 as Corporate Executive Vice President. Prior to that, Mr. Wynne was a founding partner of the law firm Hill, Wynne, Troop and Meisinger, where he served as primary outside counsel to SPE on major corporate, financing and strategic transactions.

     Mortimer B. Zuckerman - Currently serves as Chairman of Boston Properties, Inc., Chairman and Editor-in-chief of U.S. News & World Report, Chairman of The Atlantic Monthly, Chairman and Co-Publisher of New York's Daily News, Chairman of Fast Company and Chairman of Applied Graphics Technologies.

     Lawrence J. Ruisi - Since May 1998, Mr. Ruisi has served as President and Chief Executive Officer of Loews Cineplex and a director of Loews Cineplex.
From September 1994 until May 1998, Mr. Ruisi was President of SRE and from 1990 through May 1998 served as Executive Vice President of SPE. In such capacities, Mr. Ruisi was responsible for oversight of SPE's theatrical exhibition group, including Loews Cineplex, Star Theatres of Michigan and Magic Johnson Theatres circuits.

     Allen Karp - Mr. Karp has been Chairman and Chief Executive Officer of Cineplex Odeon Canada and a director of Loews Cineplex since May 1998. From December 1989 until May 1998, Mr. Karp served as President and Chief Executive Officer of Cineplex Odeon. In 1986, Mr. Karp joined Cineplex Odeon as Senior Executive Vice-President and became President, North American Theatres Division of Cineplex Odeon in August 1988. Mr. Karp practiced corporate law with the Toronto law firm of Goodman and Carr from 1966 until 1986 where he first became involved with the motion picture exhibition business as a legal and strategic advisor to Canadian Odeon Theatre Inc. and Cineplex Odeon.

     Travis Reid - Since May 1998, Mr. Reid has served as President U.S Operations of Loews Cineplex. From October 1996 to May 1998 Mr. Reid had served as President of Loews Cineplex and, for the preceding year, served as Executive Vice President-Film Buying of Loews Cineplex. As Executive Vice President of Loews Cineplex, Mr. Reid was involved in all aspects of the circuit's strategic planning, corporate development and expansion. For the three years prior to 1995, Mr. Reid served as Senior Vice President of Film. Prior to joining Loews Cineplex in 1991, Mr. Reid served as Vice President of Film for General Cinema's Midwestern, Southwestern and Western regions.

     John C. McBride, Jr. - Since May 1998, Mr. McBride has served as Senior Vice President and General Counsel of Loews Cineplex. From 1996 to 1998, Mr. McBride served as Senior Vice President, Legal Affairs of SPE. From 1992 to 1996, Mr. McBride served as Vice President, Legal Affairs of SPE. From 1990 to 1992, Mr. McBride served as Assistant General Counsel of SPE. From 1982 to 1990, Mr. McBride was an associate with the law firm of Simpson Thacher & Bartlett.

     John J. Walker - Since 1990, Mr. Walker has served as Senior Vice President and Chief Financial Officer of Loews Cineplex. From 1988 to 1990, Mr. Walker has served as Vice President-Controller of Loews Cineplex. Mr. Walker is responsible for overseeing all aspects of financial reporting, budgeting, internal auditing, management information systems, treasury and risk management and insurance. Mr. Walker is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

     Seymour Smith - Effective May 1998, Mr. Smith became Senior Vice
President and Deputy General Counsel of the Company. From 1993 to May 1998, Mr. Smith served as Executive Vice President and General Counsel of Loews Cineplex and, until 1997, served as a director of Loews Theatres.

     Mindy Tucker - Since May 1998, Ms. Tucker has served as Corporate Vice President of Strategic Planning and Secretary of Loews Cineplex. From 1996 to 1998, Ms. Tucker served as Senior Vice President of Development and Planning for SRE. From 1994 to 1996, Ms. Tucker served as Vice President of Business Development for SRE. From 1992 to 1994, Ms. Tucker served as Vice President of Corporate Strategy and Planning of SPE and from 1990 to 1992, as Vice President with the International Distribution Group of SPE.

     Joseph Sparacio - Since 1990, Mr. Sparacio has served as Vice President and Controller of Loews Cineplex. Prior to joining Loews Cineplex, Mr. Sparacio spent eight years with the New York City office of the independent accounting firm of Ernst & Young where he was a Senior Manager of Audit. Mr. Sparacio is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

ITEM 11.  EXECUTIVE COMPENSATION

The table set forth below contains information concerning compensation for services in all capacities to Loews Cineplex of those persons who (i) served as the chief executive officer of Loews Cineplex and (ii) were the other four most highly compensated executive officers of Loews Cineplex (determined as of the end of the last fiscal year and hereafter referred to as the "Named Executive Officers") for the last three fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996, respectively.

                           SUMMARY COMPENSATION TABLE

                                                                                 SECURITIES
                                                               OTHER ANNUAL      UNDERLYING     ALL OTHER
NAME AND POSITION           YEAR    SALARY         BONUS       COMPENSATION        OPTIONS     COMPENSATION
--------------------------  ----  -----------  -------------  --------------     ----------   --------------
Lawrence J. Ruisi.........  1998  $728,875(a)     500,000(a)    1,796,933(a)       900,000        56,313(e)
 Chief Executive Officer    1997  $683,974(a)     608,802(a)      655,200(a)
Barrie Lawson-Loeks(b)....  1998  $534,070       $250,000         819,360(c),(d)                  11,291(e)
 Co-Chairman                1997  $522,492       $275,000          50,000(c)
Jim Loeks(b)..............  1998  $534,070       $250,000         812,160(c),(d)                  11,152(e)
 Co-Chairman                1997  $522,492       $275,000          50,000(c)
Travis E. Reid............  1998  $378,927       $225,000                           250,000        5,256(e)
 President                  1997  $363,903       $175,000
Seymour Smith.............  1998  $380,499       $ 60,000                            50,000        2,400(e)
 Executive Vice President,  1997  $376,739       $ 60,000
 General Counsel and
 Secretary

-----------
(a) Represents amounts paid to Mr. Ruisi as President of SRE. In this capacity, Mr. Ruisi has other responsibilities in addition to the oversight and direction of the Sony theatrical exhibition group.
(b) Ceased to be employees of the Company effective April 1, 1998 upon termination of their existing employment agreements.
(c) Includes amounts attributable to forgiveness by an affiliate of SPE of a portion of relocation indebtedness owed to such affiliate of SPE incurred by Jim Loeks and Barrie Lawson-Loeks in 1992.
(d)  Includes amounts attributable to separation payments and car allowances.
(e)  Represents [$56,313], [$10,400], [$10,400], [$4,750] and [$2,400]
     contributed by the Company to the Savings Plan for Messrs. Ruisi, Lawson-Loeks, Loeks, Reid and Smith respectively (and any premiums paid by the Company for term-life insurance or above market rates credited on deferred compensation amounts).

STOCK OPTIONS

GRANT OF OPTIONS. The table below sets forth information with respect to grants of options to purchase Company common stock during the year ended February 28, 1998 to the Named Executive Officers.

                                           OPTION GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS                                   GRANT DATE VALUE
                        -------------------------------------------------------------------------  ----------------------
                        NUMBER OF        PERCENT OF
                       SECURITIES       TOTAL OPTIONS
                        UNDERLYING       GRANTED TO
                         OPTIONS       EMPLOYEES IN             EXERCISE PRICE    EXPIRATION             GRANT DATE
                        GRANTED(#)     FISCAL YEAR(b)               ($/SH)            DATE             PRESENT VALUE(c)
-----------------------------------  ---------------------  -------------------  ----------------  ----------------------
Lawrence J. Ruisi......  900,000         41.5%                    $13.125          12/16/07              $3,924,000
Barrie Lawson-Loeks....     -              -                         -                 -                     -
Jim Loeks..............     -              -                         -                 -                     -
Travis Reid............  250,000         11.5%                    $13.125          12/16/07              $1,090,000
Seymour Smith..........   50,000          2.3%                    $13.125          12/16/07              $  218,000

(a) All options, other than those held by Mr. Ruisi, become exercisable with respect to twenty percent of the aggregate number of Loews Cineplex common stock covered by such option on each of the first, second, third, fourth and fifth anniversaries of the closing of the Combination, but in any event will be fully vested and exercisable as of the fifth anniversary of the date of grant. With respect to the options held by Mr. Ruisi, options to purchase 500,000 shares of Loews Cineplex common stock became exercisable upon grant and the remaining options will become exercisable in respect of 100,000 shares covered thereby on the first through fourth anniversaries of the Combination. Upon a Change of Control of the Company all Options outstanding on the date of such Change in Control shall become immediately and fully exercisable.
(b) Percentages shown are based on a total of 2,170,000 options granted to employees of the Company during the fiscal year ended February 28, 1998.
(c) These estimates of value were developed solely for the purposes of comparative disclosure in accordance with the rules and regulations of the Securities and Exchange Commission and are not intended to predict future prices of the Company's common stock. The values assigned to each reported option on this table are computed using the Black-Scholes option pricing model. The calculations assume a risk-free rate of return of 5.77%, which represents the ten-year yield of United States Treasury Notes on the date of grant and an expected volatility of 23.46%; however, there can be no assurance as to the actual volatility of the Company's common stock in the future. The calculations also assume no dividend payout and a five year expected life.


AGGREGATED OPTION EXERCISES AND YEAR-END VALUE. The following table sets forth as of February 28, 1998, for each of the Named Executive Officers (i) the total number of options for Loews Cineplex common stock (exercisable and unexercisable) held and (ii) the value of such options which were in-the-money at February 28, 1998.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                                               UNEXERCISED STOCK OPTIONS AT          IN-THE-MONEY STOCK OPTIONS AT
                                                                   FISCAL YEAR-END (#)(a)                  FISCAL YEAR-END ()$)(b)
                                                              -------------------------------        ------------------------------
                             SHARES
                            ACQUIRED              VALUE
NAME                       EXERCISE(#)          REALIZED($)        EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------------------------
Lawrence J. Ruisi......       --                 $      --           500,000        400,000       $1,562,500       $1,250,000
Barrie Lawson-Loeks....       --                        --             --             --               --              --
Jim Loeks..............       --                        --             --             --               --              --
Travis Reid............       --                        --             --           250,000            --             781,250
Seymour Smith..........       --                        --             --            50,000            --             156,250

-------------
(a) Reflects the number of shares of Loews Cineplex common stock underlying options granted.

(b) Based on the difference between (i) ten times the per share closing price of the Common Shares of Cineplex Odeon as reported on the NYSE Composite
    Tape on February 28, 1998, and (ii) the exercise price of the option on such date.

Employment Agreements

The Company and Mr. Ruisi entered into an employment agreement (the "Agreement") that became effective as of the consummation of the Combination and provides for an employment term of five years (the "Employment Period"). During the Employment Period, Mr. Ruisi will serve as President and Chief Executive Officer of the Company and will be a member of Loews Cineplex's Board of Directors and of its principal Canadian subsidiary's Board of Directors and of any Executive or similar committee. During the Employment Period Mr. Ruisi will be paid a base salary of $750,000 each year and will be eligible to participate in all then-operative employee benefit plans of the Company which are applicable generally to the Company's senior executives. In addition, Mr. Ruisi will be eligible to receive an annual bonus (the "Annual Bonus") which shall be targeted at $500,000 plus a specified cost of living adjustment and in any event will not be less than $250,000 plus the specified cost of living adjustment (the "Minimum Annual Bonus"). In addition to the initial grant of options to purchase 900,000 shares of the Company's common stock pursuant to the Company's stock option plan at an exercise price of $13.125 per share (the "Initial Options"), Mr. Ruisi will be granted not less than an additional 100,000 options on the day immediately preceding the second, third and fourth anniversaries of the date of the consummation of the Combination (the "Additional Options").

If Mr. Ruisi's employment terminates upon the expiration of his agreement, or sooner by reason of death or disability, for cause by the Company or by Mr. Ruisi other than by reason of Loews Cineplex's material breach of the Agreement, the Company is obligated to pay him all accrued but unpaid salary and benefits and a pro rata portion of the Minimum Annual Bonus for the year of termination. If the Company terminates Mr. Ruisi's employment without cause prior to the expiration of the Agreement, which it will be deemed to do if it materially breaches the Agreement, it is obligated to provide, in addition to the amounts described in the preceding sentence, his base salary, employee benefits (excluding car allowance or leasing benefit) and the Minimum Annual Bonus that would have been payable during the balance of the Employment Period (or with respect to certain benefits which are not quantifiable such as health benefits, to continue such benefits for the balance of the Employment Period), and Mr. Ruisi would have no obligation to mitigate the amount payable by the Company by seeking subsequent employment or otherwise. In addition, in the event of such a termination, the Initial Options and Additional Options awarded prior to the date of such termination shall vest immediately and continue to be exercisable in accordance with the Company's stock option plan for a period of not longer than twelve months from the date of such termination. Except in the event Mr. Ruisi's employment is terminated by the Company for cause, for a period of three months following termination, Mr. Ruisi will be entitled, without cost, to the exclusive use of an office, as well as access to secretarial, receptionist and telephone services.

Effective as of the consummation of the Combination Allen Karp became a director of the Company and Chairman and Chief Executive Officer of Cineplex Odeon. Allen Karp entered into an employment agreement with Cineplex Odeon dated July 4, 1996, which was amended on November 28, 1997 in anticipation of the Combination and which was assumed by the Company as of the Combination. The agreement, as amended, provides for (i) an annual employment term ending on the third anniversary of the Combination, (ii) an annual base salary, (iii) certain employee benefits, (iv) a guaranteed minimum annual bonus of $155,000, (v) a special one-time cash bonus of $1,000,000 (half of which has been paid and the other half to be paid within 90 days after the Combination, and (vi) an option to purchase 100,000 shares of the Company's common stock. Mr. Karp's employment agreement provides that Cineplex Odeon may provide written notice of non-renewal at any time during the first six months of the last year of the agreement. If Cineplex Odeon provides such notice, Mr. Karp, is entitled to a termination payment upon the expiration of the agreement in an amount equal to two times the average of the sum of his annual base salary and his guaranteed minimum annual bonus (the "Termination Payment"), less the base salary paid to him from the date of such notice to the expiration of the agreement, together with any compensation previously deferred and not yet paid.

Mr. Karp's employment agreement also provides that Cineplex Odeon may provide written notice of non-renewal on a date which is on or before one year prior to the expiration of the agreement. In such event, Cineplex Odeon may also elect to terminate Mr. Karp's employment as of the date which is one year prior to the expiration of the agreement. If Cineplex Odeon gives such notice of non-renewal but does not terminate Mr. Karp's employment immediately, he is entitled to a termination payment upon the expiration of the agreement in an amount equal to his then annual base salary, together with any compensation previously deferred and not yet paid by Cineplex Odeon. If Cineplex Odeon provides such notice and elects to terminate his employment as of the date which is one year prior to the expiration of the agreement, Mr. Karp is entitled to a termination payment in an amount equal to the Termination Payment, together with any compensation previously deferred and not yet paid.

If Mr. Karp's employment agreement is terminated as a result of a material breach by Cineplex Odeon, he is entitled to a termination payment equal to the greater of (i) his guaranteed minimum annual bonus and the base salary then being paid which would have otherwise been paid from the date of termination of employment to the expiration date of the agreement, and (ii) two times the annual base salary then being paid plus his guaranteed minimum annual bonus.
In addition, Mr. Karp will be entitled to any compensation previously deferred and not yet paid by Cineplex Odeon. If, however, any compensation previously deferred and not yet paid plus the Aggregate Compensation (as hereinafter defined) which would have been paid to him from the date of termination of employment to the expiration date of the agreement is greater than the aforesaid amount, then that is the termination payment to which he is entitled.

Mr. Karp has the right to terminate his employment at any time until the first anniversary of the Combination in which event he will be entitled to a termination payment equal to, at his option, either the amount he would have been entitled to receive under his employment contract prior to its amendment if he had terminated as a result of a material breach of Cineplex, or the amount which he would have been entitled to receive under his employment contract prior to its amendment if he had terminated following a material change of Cineplex.

In addition, Cineplex Odeon may terminate Mr. Karp's employment on not less than six months' notice at any time during the term of the agreement. If Cineplex Odeon provides such notice, Mr. Karp is entitled to a termination payment in an amount equal to the average of his annual base salary his guaranteed minimum annual bonus (the "Aggregate Compensation") which would have otherwise been paid to him from the date of termination of his employment to the expiration date of the agreement plus an amount equal to one times the Aggregate Compensation, as well as any compensation previously deferred and not yet paid by Cineplex Odeon.

As well, subject to any required regulatory approvals, if Cineplex Odeon terminates the employment of Mr. Karp for any reason, all stock options previously granted to him, other than his performance-based options, shall immediately vest and he shall remain entitled to exercise any vested and unexercised stock options, including his performance-based options, previously granted to him at any time until the expiration of the full term of the exercise period of each such options.

Travis Reid entered into an employment contract with Loews Cineplex on October 21, 1995, which will expire on October 20, 1999. Mr. Reid's employment agreement provides for an annual base salary of $400,000 and an annual bonus in an amount determined by Loews Cineplex. Mr. Reid is guaranteed a minimum aggregate bonus of $400,000 over the four year term of his employment agreement.

Seymour Smith entered into an employment agreement with Loews Cineplex on May 1, 1990, which has been subsequently amended and expired on April 30, 1998. Mr. Smith's employment agreement provided for an annual base salary (currently $362,098), which was adjusted each year to reflect the increase (if any) in the cost of living during the previous year, and an annual bonus in an amount determined by Loews Cineplex.

John J. Walker entered into an employment agreement with Loews Cineplex on June 1, 1993, which will expire on May 31, 1998. Mr. Walker's employment agreement provides for an annual base salary of $219,570 and an annual bonus in an amount determined by Loews Cineplex, subject to a minimum annual bonus amount of $25,000 per fiscal year. Mr. Walker was also granted a non-qualified stock option with respect to 150,000 shares of Loews Cineplex Common Shares.

Mindy Tucker entered into an employment agreement with the Company on December 15, 1997 to serve as Corporate Vice President Strategic Planning and Secretary for a term of three years, with an option by the Company for an additional two years. Ms. Tucker's employment agreement provides for an annual base salary of $200,000, with annual cost of living increases and a $25,000 increase in the event the Company exercises its option. Her employment agreement also provides for an annual bonus which will range from $50,000 to $100,000, subject in each case to the attainment of goals to be established each year by the Board of Directors of the Company. In addition, Ms. Tucker was granted an option to purchase 75,000 shares of the Company's common stock at an exercise price of $13.125 per share.

If Ms. Tucker's employment is terminated by the Company for cause, she will be entitled to accrued salary through the date of termination and any accrued but unpaid bonus. If the Company terminates her employment without cause she will be entitled to receive her base salary and bonus through the balance of the contract term, reduced by any compensation paid or payable in respect of subsequent employment (including self-employment) for the same period.

Joseph Sparacio entered into an employment agreement with Loews Cineplex on August 20, 1994, which will expire on August 19, 1999. Mr. Sparacio's employment agreement provides for an annual base salary of $170,000, which will be increased to $180,000 as of August 20, 1998, and an annual bonus in an amount determined by Loews Cineplex. Mr. Sparacio was also granted a non-qualified stock option with respect to 75,000 shares of Loews Cineplex Common Shares.

During the terms of their employment agreements, Messrs. Reid, Smith, Walker and Sparacio are also entitled to participate in all employee benefit plans of SPE or its affiliates that are applicable generally to Loews Cineplex's executives of comparable rank and to receive either a car allowance in the case of Mr. Reid and Ms. Tucker or reimbursement for a leased car for each of Messrs. Smith, Walker and Sparacio. Pursuant to their respective employment agreements, if the employment of Messrs. Reid, Smith, Walker or Sparacio terminates upon the expiration of the agreements (each an "Expiration Date"), or sooner by reason of death or disability, for cause by Loews Cineplex or by Messrs. Reid, Smith, Sparacio or Walker, Loews Cineplex is obligated to pay all accrued but unpaid salary, car allowance, vacation and expenses and other benefits as provided under applicable employee benefit plans.

If Loews Cineplex terminates the employment of Messrs. Reid, Smith, Walker or Sparacio without cause prior to the applicable Expiration Date, it is obligated to pay such employee's base salary and to continue providing all employee benefits (excluding any car allowance or leasing program) until such employee's Expiration Date. However, if any of Messrs. Reid, Smith, Sparacio or Walker obtains other employment, any amounts payable under his employment agreement shall be offset by compensation received with respect to such other employment prior to the applicable Expiration Date.

John C. McBride, Jr. began his employment with Loews Cineplex on January 19, 1998 under terms of employment set forth in a letter agreement between Loews Cineplex and Mr. McBride dated November 17, 1997 (the "McBride Agreement"). The McBride Agreement provides for a term of employment expiring January 18, 2003. Pursuant to the McBride Agreement, Mr. McBride shall receive an annual base salary of $325,000, which will be adjusted each year to reflect the increase (if any) in the cost of living during the previous year, and an annual bonus targeted at between $75,000 and $125,000. Receipt of the annual bonus is subject to the attainment of performance goals established each year by the Board of Directors of Loews Cineplex. Pursuant to the McBride Agreement, Mr. McBride received a signing bonus of $25,000 and is entitled to reimbursement of relocation expenses. If Loews Cineplex terminates Mr. McBride without cause prior to January 18, 2003, it is obligated to pay his base salary and his target bonus through such date, reduced by any compensation paid or payable to Mr. McBride in respect of subsequent employment (including self-employment) for the same period. Pursuant to the McBride Agreement, Mr. McBride was granted a non-qualified stock option with respect to 150,000 shares of Loews Cineplex Common Shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                     NAME AND ADDRESS OF               AMOUNT OF NATURE OF
       TITLE OF CLASS                  BENEFICIAL OWNER                BENEFICIAL OWNERSHIP        PERCENT OF CLASS
       --------------                -------------------               --------------------        ----------------
Common Stock, $.01 par value     Sony Pictures Entertainment Inc.     21,934,625 shares(a)(b)             49.9%
                                      550 Madison Avenue
                                      New York, New York

                                   Universal Studios, Inc.              11,691,249(a)(b)                 26.6%
                                   100 Universal City Plaza
                                  Universal City, CA  91608

                                      The Claridge Group                 4,324,003(a)(b)(c)               9.8%
                                      c/o Claridge Inc.
                                 1170 Peel Street, 8th Floor
                                   Montreal, Quebec H3B 4P2

                                         George Cohon                           -
                                       Marinus N. Henny                         - (d)                      *
                                      Hon. E. Leo Kolber                   350,309(c)                      *
                                        Ken Lemberger                           - (d)                      *
                                          Ron Meyer                             - (f)                      *
                                      Brian C. Mulligan                         - (d)                      *
                                          Yuki Nozoe                            - (d)                      *
                                        Karen Randall                           - (f)                      *
                                      Stanley Steinberg                         - (d)                      *
                                       Howard Stringer                          - (d)                      *
                                         Robert Wynne                           - (d)                      *
                                      Mortimer Zuckerman                        -                          *

                                      Lawrence J. Ruisi                    500,100(g)                     1.1%
                                          Allen Karp                       500,114(h)                     1.1%
                                     Barrie Lawson-Loeks                        -
                                          Jim Loeks                             -

                                         Travis Reid                                      -
                                        Seymour Smith                                     -
                                  All directors and officers
                                   as a group (22 persons)                            1,357,923                    3.0%

Class A Non-Voting Common               Sony Pictures                                 1,202,486 (a)                100%
 Stock, $.01 par value                Entertainment Inc.
                                      550 Madison Avenue
                                      New York, New York

Class B Non-Voting Common          Universal Studios, Inc.                               80,000 (a)               95.2
 Stock, $.01 par value             100 Universal City Plaza
                                  Universal City, CA  91608

-------------------
* Indicates beneficial ownership or control of less than 1.0% of the outstanding shares of LCE Common Stock
(a) All of such shares are subject to the terms of the Stockholders Agreement described below.
(b) Excludes shares of Common Stock issuable upon conversion of the Non-Voting Common Stock.
(c) Members of The Claridge Group and their shareholdings are as follows: (i) The Charles Rosner Bronfman Discretionary Trust-1,918,907 shares; (ii) The Charles Bronfman Trust-1,000,000 shares; (iii) The Charles R. Bronfman Trust-1,000,000 shares; (iv) The Phyllis Lambert Foundation-31,410 shares;
     (v) Bojil Equities Inc.-350,309 shares; Louis Ludwick-23,377 shares; and
     (vii) Senator Kolber, who has voting control of the shares held by Bojil Equities Inc., as to which he disclaims any pecuniary interests. Charles Rosner Bronfman may be deemed to share beneficial ownership of the shares held by the three trusts listed above. The number of shares does not include 9,926 shares and 7,500 shares owned by the wives of Mr. Bronfman and Senator Kolber, respectively, as to which beneficial ownership has been disclaimed.
(d) Does not include 21,934,625 shares of Loews Cineplex Common Stock and 1,202,486 shares of Class A Non-Voting Common Stock owned by SPE. Messrs. Henny, Lemberger, Nozoe, Steinberg, Stringer, and Wynne, officers of SPE or its affiliates disclaim beneficial ownership of all Loews Cineplex shares owned by SPE.
(e) Includes 350,309 shares of Loews Cineplex Common Stock over which Senator Kolber has voting control but which are owned directly by Bojil Equities Inc. and as to which Senator Kolber disclaims beneficial ownership. Also includes 7,500 shares of Loews Cineplex Common Stock beneficially owned by Senator Kolber's wife, as to which he disclaims beneficial ownership.
(f) Does not include 11,691,246 shares of Common Stock and 80,000 shares of Class B Non-Voting Common Stock owned by Universal. Messrs. Meyer and Mulligan and Ms. Randall, officers of Universal or its affiliates, disclaim beneficial ownership of all Loews Cineplex shares owned by Universal.
(g) This number relates solely to options exercisable within 60 days of May 19, 1998.
(h) Includes 1,714 shares of Loews Cineplex Common Stock which are beneficially owned by the Allen and Sharon Karp Trust, as to which Mr. Karp disclaims beneficial ownership, and 498,400 shares of Loews Cineplex Common Stock which relate to options exercisable within 60 days of May 19, 1998.

Universal (in which The Seagram Company Ltd. ("Seagram") owns an approximately 84% indirect interest) beneficially owns the Loews Cineplex shares set forth on the table above. Based on the most recent publicly available information related to Seagram: (i) descendants of the late Samuel Bronfman and trusts established for their benefit (the "Bronfman Trusts") beneficially owned, directly or indirectly, an aggregate of 119,923,229 of the then outstanding Seagram Shares, constituting approximately 34.6% of the then outstanding Seagram Shares, which amount includes the approximately 14.9% of the then outstanding Seagram Shares owned by trusts established for the benefit of Charles R. Bronfman and his descendants, including, without limitation, the Charles Rosner Bronfman Discretionary Trust and (ii) pursuant to two voting trust agreements, Charles R. Bronfman served as the voting trustee for approximately 33.5% of the outstanding Seagram Shares and a voting trustee for approximately 0.7% of the then outstanding Seagram Shares, which shares are beneficially owned by the Bronfman Trusts and certain other entities.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Loews Cineplex's directors and executive officers, and persons who beneficially own more than 10% of a registered class of Loews Cineplex's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Loews Cineplex Common Stock and other equity securities of Loews Cineplex. To Loews Cineplex's knowledge, based solely on review of the copies of such reports furnished to Loews Cineplex (and written representations that no other reports were required), all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners have been complied with.


THE STOCKHOLDERS AGREEMENT

The Company, SPE, Universal and the members of the Claridge Group (for purposes of this section, the "Stockholders") have entered into an Amended and Restated Stockholders Agreement dated as of September 30, 1997 (the "Stockholders Agreement"), which provides for certain board, voting, consent, standstill, purchase, transfer and other rights and obligations for the parties thereto.

The Loews Cineplex Board

Pursuant to the Stockholders Agreement, effective as of the Closing, the Loews Cineplex Board is to be comprised of 16 members, consisting initially of six designees of SPE (the "SPE Directors"), three designees of Universal (the "Universal Directors"), one designee of the Claridge Group (the "Claridge Director"), two Management Directors and four Independent Directors. The designees of SPE, Universal and the Claridge Group were designated by the parties prior to the Closing. Two of the Independent Directors were designated by mutual agreement of LCE, SPE, Universal and a majority of the members of the Independent Committee prior to the Closing. The other two Independent Directors have not yet been designated, and the Company, SPE and Universal have each agreed to use their best efforts to cause such additional Independent Directors to be elected as soon as possible. The Management Directors will be the two most senior executive officers of Loews Cineplex; provided that Allen Karp shall be one of the Management Directors as long as he is an executive officer of LCE or an Affiliate. The initial Management Directors are Lawrence J. Ruisi, who is President and Chief Executive officer of Loews Cineplex, and Allen Karp, who is Chairman and Chief Executive Officer of Cineplex Odeon.

The Stockholders Agreement provides that SPE, Universal and the Claridge Group will, subject to the exceptions and limitations described below, be entitled to designate for nomination for election to the Loews Cineplex Board, the number of directors of Loews Cineplex ("Loews Cineplex Directors") that generally corresponds to such Stockholder's "Applicable Percentage" set forth on the following chart (the "Directors Chart");

NUMBER OF DIRECTORS                                  APPLICABLE PERCENTAGE
-------------------                                  ---------------------

greater than 6.25% and less than 9.375%............             1
greater than 9.375% and less than 15.625%..........             2
greater than 15.625% and less than 21.875%.........             3
greater than 21.875% and less than 28.125%.........             4
greater than 28.125% and less than 34.375%.........             5
greater than 34.375% and less than 40.625%.........             6
greater than 40.625% and less than 46.875%.........             7
greater than 46.875% and less than 53.125%.........             8
greater than 53.125% and less than 59.375%.........             9
greater than 59.375% and less than 65.625%.........            10
greater than 65.625% and less than 71.875%.........            11
greater than 71.875% and less than 78.125%.........            12
greater than 78.125% and less than 84.375%.........            13
  84.375% and greater..............................            14
provided, however,  that:


          (i) (x) until the five-year anniversary of the Closing, the Claridge Group shall be entitled to designate one Loews Cineplex Director if its Applicable Percentage exceeds 3.5%, and, thereafter, if its Applicable Percentage exceeds 5%, and (y) the Claridge Group's entitlement to designate two or more Loews Cineplex Directors shall be determined in accordance with the Stockholders Agreement on the same basis as the entitlement of the other Stockholders;

          (ii) if, pursuant to the Directors Chart, the Stockholders would in the aggregate be entitled to designate more than 14 Loews Cineplex Directors, each reference to a percentage in the Directors Chart under the "Applicable Percentage" column will be increased by the least number of percentage points that would result in the Stockholders in the aggregate being entitled to designate 14 Loews Cineplex Directors (after giving effect to the provisions of clause (i)(x) above);

          (iii) prior to the four-year anniversary of the Closing, no Stockholder will be entitled to designate more than eight Loews Cineplex Directors; provided, however, that if any Stockholder would be entitled to designate more than eight Loews Cineplex Directors pursuant to the Directors Chart based on such Stockholder's Adjusted Applicable Percentage (rather than such Stockholder's Applicable Percentage), (x) such Stockholder will be entitled to designated the number of Loews Cineplex Directors set forth in the Directors Chart based on such Stockholder's Applicable Percentage and (y) the limitation contained in this clause (iii) regarding a Stockholder's entitlement to designate Loews Cineplex Directors will thereupon terminate.

Each of SPE and Universal have agreed with the other and each member of the Claridge Group has agreed with each of SPE and Universal that, notwithstanding the foregoing:

          (i) no Stockholder shall be entitled to designate more than six Loews Cineplex Directors: provided, however, that if any Stockholder would be entitled to designate more than eight Loews Cineplex Directors pursuant to the Directors Chart based on such Stockholder's Adjusted Applicable Percentage (rather than such Stockholder's Applicable Percentage), such Stockholder shall be entitled to designate such greater number of Loews Cineplex Directors and the limitation contained in this clause (i) regarding a Stockholder's entitlement to designate Loews Cineplex Directors will thereupon terminate, provided, further, that, if at any time commencing on the three-year anniversary of the Closing, any Stockholder's Applicable Percentage exceeds 45%, the limitation contained in this clause
     (i) regarding a Stockholder's entitlement to designate Loews Cineplex Directors will be increased from six Loews Cineplex Directors to seven Loews Cineplex Directors.

          (ii) at any time that SPE's Applicable Percentage equals or exceeds 40.625%, but the number of SPE Directors is limited to six by the immediately preceding clause (i) of this paragraph, Universal has agreed with SPE that one of the individuals designated by Universal to serve as a Loews Cineplex Director shall be an Independent Director so long as Universal's Applicable Percentage equals or exceeds 21.875%; and

          (iii) at any time that Universal's Applicable Percentage equals or exceeds 40.625%, but the number of Universal Directors is limited to six by clause (i) of this paragraph, SPE has agreed with Universal that one of the individuals designated by SPE to serve as a Loews Cineplex Director shall be an Independent Director so long as SPE's Applicable percentage exceeds 21.875%.

If the Stockholders collectively have the right to designate at least 13 members of the Loews Cineplex Board pursuant to the provisions described above, SPE and Universal have agreed that at least one of the individuals designated by each such Stockholder to serve as Loews Cineplex Director shall be an Independent Director; provided that if one of such Stockholders shall be entitled to designate only one Director, such Stockholder shall not be required to designate an Independent Director and the other such Stockholder shall be required to designate two Independent Directors.

The parties to the Stockholders Agreement have agreed that, except for the designees of the Stockholders and for Management Directors, individuals to be nominated for election as Loews Cineplex Directors shall all be Independent Directors (unless the Independent Directors shall otherwise agree), and there shall be at least two Independent Directors and two Management Directors nominated in each such election. Each Stockholder has agreed to vote (and to cause its Affiliates to vote) any Voting Shares beneficially owned by it to cause the designees of SPE, Universal and the Claridge Group and each of the Independent Directors and Management Directors designated by the Nominating Committee (as described below) to be elected to the Loews Cineplex Board, and Loews Cineplex has agreed to use its best efforts to cause the election of each such designee, including nominating such individuals to be elected as members of the Loews Cineplex Board, as provided in the Stockholders Agreement.

In connection with each election of members of the Loews Cineplex Board, the Management Directors and the Independent Directors will be designated by a nominating committee of the Loews Cineplex Board (the "Nominating Committee"), which will be established to determine whether prospective nominees as Management Directors and Independent Directors meet the criteria for such positions. The Nominating Committee will be comprised of four directors, consisting of (x) two Independent Directors designated by a majority of the Independent Directors and (y) one SPE Director and one Universal Director; provided that if at any time there shall cease to be at least one SPE Director or Universal Director, then the Nominating Committee will include two SPE Directors or two Universal Directors, as the case may be, to the extent that SPE or Universal, as applicable, then has two designees serving as Loews Cineplex Directors.

The Stockholders Agreement provides that all other committees of the Loews Cineplex Board will include, subject to any applicable stock exchange or Exchange Act requirements, a number of SPE Directors and Universal Directors equivalent to the proportion of such directors then serving on the whole Loews Cineplex Board multiplied by the total number of members comprising such committee. The Stockholders Agreement contains other provisions relating to committees of the Loews Cineplex Board and various provisions relating to the procedures, including meetings and agendas, and the powers of the Loews Cineplex Board.

Each Stockholder has agreed that it will not without the prior written consent of SPE and Universal (i) seek the election of any Loews Cineplex Director, except in accordance with the terms of the Stockholders Agreement; (ii) deposit any Loews Cineplex Common Shares in a voting trust or subject any Loews Cineplex Common Shares to any arrangement with respect to the voting of such shares (other than a voting trust or arrangement solely among members of the Claridge Group); (iii) subject to certain exceptions, engage in any "solicitation" (within the meaning of Rule 14a-1 under the Exchange Act) of proxies or consents or become a "participant" in any "election contest" (within the meaning of Rule 14a-11 under the Exchange Act) with respect to Loews Cineplex, or (iv) form a Group with respect to any Loews Cineplex Common Shares, other than a Group consisting exclusively of Stockholders, any of their Affiliates or Permitted Transferees.

Consent Rights

The Stockholders Agreement provides SPE and Universal with specified consent rights in respect of specified actions by Loews Cineplex and its Subsidiaries, so long as their respective Applicable Percentages equal or exceed the Minimum Percentage. These events include: (a) voluntary bankruptcy filings by Loews Cineplex or any Significant Subsidiary; (b) acquisitions and dispositions meeting specified tests of materiality; (c) entering into or engaging in any business other than the exhibition of films with certain limited exceptions; (d) any transactions or series of related transactions with SPE or Universal or any of their respective affiliates involving more than $1,000,000 per calendar year (excluding arm's-length transactions in the ordinary course of business, including film booking arrangements); (e) changing the number of directors comprising the entire Loews Cineplex Board; (f) with certain exceptions, issuing or selling any Voting Shares or Voting Share Equivalents exceeding specified thresholds; (g) paying cash dividends on, or making any other cash distributions on or redeeming or otherwise acquiring for cash, any shares of capital stock of Loews Cineplex, or any warrants, options, rights or securities convertible into, exchangeable or exercisable for, capital stock of Loews Cineplex exceeding specified thresholds; (h) incurring any Debt in excess of specified amounts with certain specified exceptions; (i) hiring, or renewing the employment contract (including option renewals) of, either of the two most senior executive officers of Loews Cineplex; (j) entering into any arrangement (other than the Stockholders Agreement or pursuant thereto) with any holder of Voting Shares in such holder's capacity as a holder of Voting Shares which subjects actions taken by Loews Cineplex or any Subsidiary to the prior approval of any Person; (k) entering into certain discriminatory shareholder arrangements including any stockholders rights plan; and (l) amending the Loews Cineplex By-Laws by action of the Loews Cineplex Board.

Under the Stockholders Agreement, SPE and Universal are entitled to certain additional consents rights if Loews Cineplex fails to meet certain budgeted financial targets and their respective Applicable Percentages then equal or exceed the Minimum Percentage. These rights include the right to approve a new five-year strategic business plan for Loews Cineplex and the following actions by Loews Cineplex or any Subsidiary thereof; (a) making capital expenditures exceeding specified thresholds; (b) incurring any Debt in excess of specified amounts with certain specified exceptions; (c) incurring liens to secure unsecured debt; and (d) with certain exceptions, issuing or selling any capital stock of Loews Cineplex.

If Loews Cineplex and either SPE or Universal, as the case may be, disagree in good faith as to whether the consent rights of such Stockholder described above are triggered in connection with an action proposed to be taken by Loews Cineplex, the parties have agreed to submit such a dispute to arbitration by an independent arbitrator. Pending resolution of such dispute (which generally must be resolved within ten business days of the submission of the dispute), Loews Cineplex may not take the action which is the subject of the dispute and its operations may be interrupted or delayed during such time period as a result.

In addition to the foregoing consent rights, in connection with any vote or action by written consent of the Loews Cineplex board related to any (a) Merger,
(b) voluntary liquidation, dissolution or winding up of Loews Cineplex (a "Dissolution"), (c) amendment or restatement of the Loews Cineplex Charter or
(d) amendment or repeal of any provision of, or addition of any provision to, the Loews Cineplex By-laws (a "By-law Amendment"), each Stockholder has agreed to use its best efforts to cause the Loews Cineplex Directors designed by such Stockholder to vote against such action at the request of SPE or Universal if its Applicable Percentage exceeds the Minimum Percentage. The Stockholders have also agreed to vote (and not to consent to) the Voting Shares beneficially owed by them against any of the foregoing items in connection with any vote or action by written consent of the stockholders of Loews Cineplex related thereto at the request of SPE or Universal if its Applicable Percentage exceeds the Minimum Percentage.

So long as the Applicable Percentage or SPE or Universal equals or exceeds the Minimum percentage, (i) Loews Cineplex has agreed that the Loews Cineplex Charter will provide that effecting a Merger or Dissolution or adopting an amendment or restatement of the Loews Cineplex Charter or adopting a By-law Amendment by action of the stockholders of Loews Cineplex shall require the affirmative vote or written consent of the holder of at least 80% of the outstanding Loews Cineplex Common Shares; provided that in the case of any of the foregoing matters (other than adopting a By-law Amendment by action of the stockholders) such 80% stockholder approval requirement shall not be applicable if 14 members of the Loews Cineplex Board shall have proved such matter; provided, further, that in the case of any Merger that is approved by 14 members of the Loews Cineplex Board, such Merger shall require the affirmative vote or written consent of the holders of at least 66 2/3% of the outstanding Loews Cineplex Common Shares and (ii) no Stockholder shall vote in favor or, consent in writing to, or take any other action to effect an amendment or repeal of such provisions of the Loews Cineplex Charter.

Approval of Certain Transactions by Disinterested Directors

The Stockholders Agreement provides that so long as the Applicable Percentage of SPE or Universal equals or exceeds the Minimum Percentage, neither SPE nor any of its Affiliates, nor Universal nor any of its Affiliates, as the case may be, shall enter into any contract with Loews Cineplex or any Subsidiary thereof, nor shall Loews Cineplex otherwise engage in or become obligated to engage in any transaction or series of related transactions with SPE and/or its Affiliates, or Universal and/or its Affiliates, as the case may be, in any case involving more than $1,000,000 per calendar year, unless such contract or transaction shall have been approved by a majority of the Disinterested Directors following disclosure of the material facts of the contract or transaction to the Disinterested Directors. The approval requirement does not apply to contracts or transactions in the ordinary course of Loews Cineplex's business, including film booking arrangements.

Restrictions on Transfers of Loews Cineplex Shares by the Stockholders

The Stockholders Agreement includes the following restrictions on Transfers by SPE and Universal:

Restrictions on Transfer by SPE and Universal during the Six Months following Closing. Without the consent of a majority of the Independent Directors, each of SPE and Universal has agreed not to Transfer in privately negotiated transactions more than 20% of its Initial Interest for a period of six months following the Closing. This restriction does not apply to Transfers (i) to a Permitted Transferee, (ii) to another Stockholder or its Permitted Transferees,
(iii) pursuant to a merger or consolidation in which Loews Cineplex is a constituent corporation or (iv) pursuant to a bona fide third party tender offer or exchange offer which was not induced directly or indirectly by such Stockholder or any of its Affiliates.

Tag-Along Rights for All Loews Cineplex Stockholders Including Public Stockholders. Neither SPE nor Universal nor any of their respective Affiliates may transfer, individually or collectively, an aggregate of more than 50% of the outstanding Loews Cineplex Shares in one or a series of related transactions to a Third Party Transferee (or to one or more Third Party Transferees constituting a Group) unless each stockholder of Loews Cineplex has the right to participate in such Transfer on the same basis as the proposed transferor(s), subject to the prior right of first refusal of SPE and Universal described below to purchase the shares so being transferred if such party is not the transferring stockholder.

Tag-Along Rights of Universal and the Claridge Group. Neither SPE nor any of its Affiliates may Transfer an aggregate more than 50% of SPE's Initial Interest to any Person (including any Group), other than an SPE Permitted Transferee, in one or a series of related transactions, unless Universal and the Claridge Group each has the right to participate in such Transfer on the same basis as SPE and its Affiliates.

Right of First Refusal of SPE and Universal. The following Transfers of Voting Shares by SPE or Universal or their respective Affiliates (the proposed transferor, the "Transferring Party") will be subject to the right of first refusal in favor of the other: (a) any Transfer in one or a series of related privately negotiated transactions or a public offering if (i) 5% or more of the then outstanding Voting Shares are subject to the Transfer, (ii) any transferee, or any Group of which a transferee is a member, would, following such Transfer, beneficially own 5% or more of the outstanding Voting Shares (except, in the case of any public offering, the limitation set forth in this clause (ii) shall not be applicable if the Transferring Party has taken all reasonable steps to assure that such limitation shall have been satisfied) or (iii) in the case of any Transfer by SPE or any of its Affiliates, SPE's Applicable Percentage exceeds 25%; (b) any Transfer pursuant to a bona fide third party tender offer or exchange offer; (c) any transfer to Loews Cineplex or to a subsidiary of Loews Cineplex pursuant to a self-tender offer or otherwise; and (d) any Transfer in a Market Sale. No right of first refusal applies to any Transfer between SPE or Universal and any of their respective Permitted Transferees.

Standstill Agreements

Standstill Among Loews Cineplex and the Stockholders. Each of SPE and Universal and each member of the Claridge Group has agreed with Loews Cineplex and with each of SPE and Universal not to, and to cause its Affiliates not to, acquire, directly or indirectly, the beneficial ownership of any additional Voting Shares, except for: (a) acquisitions of up to an aggregate of 5% of the outstanding Voting Shares during any twelve-month period, subject to certain price restrictions; and (b) acquisitions in privately negotiated transactions from five or fewer Persons pursuant to offers not made generally to holders of Voting Shares and pursuant to which the value of any consideration paid for any Voting Shares, including brokerage fees or commissions, does not exceed 115% of the "Market Price" (as determined in accordance with the regulations under the Securities Act (Ontario)). The exceptions described in clauses (a) and (b) above are not available to a Stockholder whose Applicable Percentage would equal or exceed 25% after the acquisition if, as a result of such acquisition, the Public Stockholders would beneficially own less than 20% of the outstanding Voting Shares.

There are additional exceptions for acquisitions, (i) from a Stockholder, (ii) pursuant to the exercise of equity purchase rights (see "--Equity Purchase Rights" below), (iii) on terms and conditions approved by the Independent Directors, (iv) pursuant to a tender or exchange offer made in accordance with applicable law, (v) to restore a Stockholder's percentage interest following a dilutive issuance of Voting Shares or (vi) acquisitions of Loews Cineplex Common Shares upon the conversion of Loews Cineplex Non-Voting Common Shares.

The Stockholders have agreed that, in the case of any acquisition permitted pursuant to the foregoing provisions that would constitute a "Rule 13e-3 transaction" (as defined in Rule 13e-3 under the Exchange Act), prior to the consummation of any such transaction (x) a nationally recognized investment bank shall have delivered an opinion to the Loews Cineplex Board that such transaction is fair from a financial point of view to the stockholders of Loews Cineplex, other than the applicable Stockholder, (y) a majority of the Independent Directors shall have approved the transaction and (z) if the Public Stockholders of Loews Cineplex beneficially own more than 20% of the Voting Shares and if approval of stockholders of Loews Cineplex is required by the DGCL or the Loews Cineplex Charter, a majority of the Loews Cineplex Common Shares held by such Public Stockholders shall have been voted in favor of the transaction.

The restrictions described in the preceding three paragraphs terminate on the earlier of (x) the six-year anniversary of the Closing and (y) any time after the four-year anniversary of the Closing upon the Claridge Group ceasing to have the right to designate a Loews Cineplex Director pursuant to the Stockholders Agreement, or upon the occurrence of:

          (a) a bona fide tender or exchange offer to acquire more than 20% of the Voting Shares having been made by any Person (except that such restrictions shall not terminate as to any Stockholder if such tender or exchange offer is made by such Stockholder or any of its Affiliates or by any Person acting in concert with such Stockholder or any of its Affiliates or is induced by such Stockholder or any of its Affiliates): provided that if such offer is withdrawn or expires without being consummated, such restrictions shall be reinstated (but no such reinstatement shall prohibit any Stockholder from thereafter purchasing Voting Shares pursuant to a contract entered into prior to the withdrawal or expiration of such tender offer or exchange offer or pursuant to a tender offer or exchange offer commenced by a Stockholder prior to such time);

          (b) the Applicable Percentage of SPE, Universal or the Claridge Group equaling or exceeding 80%; provided that, in the case of Universal, such percentage shall be 33 1/4% at any time Universal and its Affiliates beneficially own more Voting Shares than any holder of Loews Cineplex Common Shares;

          (c) with respect to any Stockholder, such Stockholder's Applicable Percentage being less than 15% (provided that such restrictions shall be reinstated if such Stockholder's Applicable Percentage equals or exceeds 15% within one year thereafter);

          (d) any Person (other than a Stockholder or Permitted Transferee) beneficially owning more than 20% of the Voting Shares, excluding from the Voting Shares beneficially owned by such Person Voting Shares acquired from a Stockholder, a Permitted Transferee or Loews Cineplex; or

          (e) the Public Stockholders beneficially owning more than 66 2/3% of the Voting Shares.

Standstill Among the Stockholders. Each of SPE and Universal has agreed with the other and each member of the Claridge Group has agreed with each of SPE and Universal that neither such Stockholder nor any of its Affiliates will acquire, directly or indirectly, the beneficial ownership of any Voting Shares if immediately prior to such acquisition such Stockholder's Applicable Percentage exceeds 50%, excluding Voting Shares acquired from another Stockholder or its Permitted Transferees, or if, as a result of the acquisition, (i) such Stockholder and its Affiliates would beneficially own an aggregate of more than 50% of the Voting Shares, excluding Voting Shares acquired from another Stockholder or its Permitted Transferees, or (ii) the Public Stockholders would beneficially own less than 20% of the outstanding Voting Shares. The restrictions described in clause (ii) does not apply to a Stockholder and its Affiliates, if, upon consummation of such acquisition, such Stockholder's Applicable Percentage would be less than 25%. This restriction does not prohibit the acquisition of Loews Cineplex Common Shares upon the conversion of Loews Cineplex Non-Voting Common Shares.

The restrictions described in the preceding paragraph will terminate if: (a) the Applicable Percentage of either SPE or Universal is less than 10% (provided that such restrictions shall be reinstated if such Stockholder's Applicable Percentage equals or exceeds 10% within one year thereafter); (b) a bona fide tender or exchange offer to acquire more than 15% of the outstanding Voting Shares is made by any Person (except that such restrictions shall not terminate as to any Stockholder if such tender or exchange offer is made by such Stockholder or any of its Affiliates or by any Person acting in concert with such Stockholder or any of its Affiliates or is induced by such Stockholder or any of its Affiliates); provided that if such offer is withdrawn or expires without being consummated, such restrictions shall be reinstated (but no such reinstatement shall prohibit any Stockholder from thereafter purchasing Voting Shares pursuant to a contract entered into prior to the withdrawal or expiration of such tender offer or exchange offer or commenced by a Stockholder prior to such time); or (c) any Person (other than a Stockholder or a Permitted Transferee) beneficially owns more than 15% of the Voting Shares, excluding Voting Shares acquired from a Stockholder or a Permitted Transferee, but only if the sum of the Applicable Percentages of SPE and Universal is less than 45%.

Registration Rights

The Stockholders Agreement grants to the Stockholders customary demand and piggyback rights with respect to the registration of Loews Cineplex Common Shares (including any Loews Cineplex Common Shares issuable upon conversion of Loews Cineplex Non-Voting Commercial Shares) owned by them as of the Closing or thereafter acquired by them. Loews Cineplex has agreed to pay all expenses of the initial registration demanded by each of SPE, Universal and the Claridge Group.

Equity Purchase Rights

The Stockholders Agreement provides that if Loews Cineplex proposes to issue or sell any Voting Shares pursuant to transaction in respect of which SPE or Universal shall have the right to consent under the Stockholders Agreement, each such Stockholder will have the right, exercisable in whole or in part and subject to the applicable rules of any stock exchange on which Loews Cineplex Common Shares shall then be listed, to acquire from Loews Cineplex a portion of the Voting Shares proposed to be issued or sold to Persons other than such Stockholder and its Affiliates (the "Issuance Shares") up to an amount equal to the number of Issuance Shares multiplied by such Stockholder's then Applicable Percentage, prior to giving effect to the consummation of the proposed issuance or sale and any acquisition by a Stockholder pursuant to the exercise of such rights.

Assignments of Rights and Obligations to Transferees

Permitted Transferees of a Stockholder will be subject to the terms and conditions of the Stockholders Agreement as if such Permitted Transferees were SPE (in the case SPE or a Permitted Transferee of SPE is the transferor), Universal (in the case Universal or a Permitted Transferee of Universal is the transferor) or a member of the Claridge Group (in the case a member of the Claridge Group or a Permitted Transferee thereof is the transferor).

Third Party Transferees of a Stockholder will be subject to certain terms and conditions in the Stockholders Agreement. In certain circumstances, Third Party Transferees will have the right to designate board members and may also be entitled to registration rights. Third Party Transferees will not receive tag-along rights, rights of first refusal or equity purchase rights described above. In addition, the rights of SPE and Universal to consent to certain significant corporate events described under "--Consent Rights" above are not assignable to third parties.

Certain Remedies

In the event that SPE or Universal has a good faith belief that Loews Cineplex or any other Stockholder is likely to breach, or has breached, in any material respect, certain of its obligations under the Stockholders Agreement (including those described under "-- The Loews Cineplex Board" (other than the penultimate paragraph thereof), "-- Consent Rights" and "-- Standstill Agreements" above) such Stockholder may deliver notice of such belief to Loews Cineplex and/or such other Stockholder, as the case may be. Upon receipt of such notice and until the dispute is resolved (by a court of competent jurisdiction, an independent arbitrator or otherwise), neither Loews Cineplex nor any other Stockholder may take any action that would facilitate such a breach and shall take reasonable actions to prevent such breach, if it has not yet occurred, or to minimize any adverse consequences to the aggrieved Stockholder of any such breach. The operations of Loews Cineplex may be interrupted or delayed pending such resolution. In addition, in the event that SPE or Loews Cineplex breaches in any material respect any of their obligations to Universal under the Stockholders Agreement, SPE and Loews Cineplex shall, at the request of Universal, use their best efforts to amend the Loews Cineplex Charter to authorize a new class of common stock to be issued by Loews Cineplex to Universal and its Permitted Transferees in exchange for the Loews Cineplex Common Shares held by them. Such new class would be identical in all respect to the Loews Cineplex Common Shares, except that such class would entitle the holders thereof to proportionate representation on the Loews Cineplex Board on the same basis that Universal is entitled to representation thereon pursuant to the Stockholders Agreement and the rights described under "-- Consent Rights" above would be incorporated in such class and SPE and Universal will cease to have any consent rights under the Stockholders Agreement. Such new class of common shares, if issued, would be convertible into shares of Loews Cineplex Common Stock on a one-for-one basis at any time at the discretion of the holder.

Termination

Except as otherwise described in the Stockholders Agreement, the rights and obligations of a Stockholder and its Permitted Transferees under the Stockholders Agreement shall terminate upon such Stockholder's Applicable Percentage equaling less than 6.25% (or, in the case of the Claridge Group, 3.5% until the five-year anniversary of the Closing and 5% thereafter), subject to an exception in circumstances where a Stockholder's Applicable Percentage is reduced as a result of the issuance of additional Voting Shares by Loews Cineplex.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SPE and Universal are major film studios and distributors. Loews Cineplex has exhibited films distributed by SPE and Universal in the past and expects to continue to do so in the future. Payments are made based on negotiated and/or contracted rates established on terms that management believes are equivalent to an arm's-length basis. At February 28, 1998 and February 28, 1997, respectively, Loews Cineplex owed SPE and its affiliates approximately $2.5 million and approximately $6.4 million under film licensing agreements. Loews Cineplex has recognized approximately $30.4 million in film rental expenses relating to the exhibition of films distributed by SPE for the year ended February 28, 1998.
For its fiscal year ended December 31, 1997, Cineplex Odeon paid an aggregate of $27.5 million in film licensing fees to Universal or subsidiaries thereof in the ordinary course of business. A Canadian division of Cineplex Odeon provides certain video distribution services to Universal for which Universal paid Cineplex Odeon approximately $1.0 million during its fiscal year ended December 31, 1997.

At May 14, 1998, Loews Cineplex's total debt due to SCA and its affiliates was approximately $299.5 million. As a result of the Combination, all intercompany debt from Loews Cineplex to SCA and its affiliates was repaid at the Closing with funds drawn under the new credit facility. Further, SCA's affiliates provide certain administrative support services to Loews Cineplex in the areas of payroll processing, employee benefits coverage, risk management including excess liability, workman's compensation, officers and directors coverage and legal and tax services. During fiscal year 1998, SCA's affiliates charged Loews Cineplex approximately $600,000 for these services. Additionally, SCA and its affiliates provide certain employee benefits under a multiple employer-type plan to substantially all Loews Cineplex's employees. Based on certain criteria, including actuarially determined amounts, SCA and its affiliates allocate costs of these programs to Loews Cineplex. These allocated costs were approximately 20% to 23% of payroll during 1998.

During the year ended February 28, 1998, Loews Cineplex was charged by a SCA affiliate approximately $1.8 million for certain administrative related services. Periodically, Loews Cineplex reviews the reasonableness of these charges in light of market conditions to ensure such charges are competitive with the market.

LCP and SCA or its affiliates have entered into (a) a trademark agreement governing the ongoing and future use of the Sony Corporation "Sony" trademark in connection with the operation of certain LCP theatres, (b) a tax sharing and indemnity agreement regarding certain tax, ERISA and other matters and (c) a transition services agreement pursuant to which SPE will provide LCP with certain administrative services currently performed by SPE or its affiliates on behalf of Loews Cineplex to the extent such services are required by LCP to conduct its operations in the ordinary course of business following the merger. Such services will be provided at such prices and rates, and subject to termination, as may be agreed upon by SPE and LCP but pursuant to terms no less favorable to than would be obtainable from unaffiliated third parties.

An affiliate of SCA is developing an entertainment/retail complex in San Francisco, California ("Yerba Buena"). Loews Cineplex has negotiated a lease on terms that management believes are equivalent to arm's-length terms with SCA's affiliate with respect to the operation of a 3D IMAX(R) theatre and a state-of-the-art 15-screen multiplex theatre to be located at Yerba Buena.

Jim Loeks and Barrie Lawson-Loeks, who were co-chairmen of Loews Cineplex until April 1998, are also 50% partners in LST through their ownership interest in Loeks Michigan Theatres, Inc.

In connection with Cineplex Odeon's sale of its remaining 51% interest in the Film House Partnership to The Rank Organization PLC ("Rank") in March 1990, Cineplex Odeon agreed to provide, without cost, on-screen advertisements of Universal Studios, Florida and Universal Studios, California until March 2000. Universal Studios, Florida, a motion picture and television theme amusement park, is a joint venture between Universal and Rank. Universal Studios, California, a motion picture and television theme amusement park, is owned by Universal.

Cineplex Odeon has, since 1984, participated in a joint venture with a group of investors which developed a theatre complex at the southwest corner of Yonge and Eglinton Streets in Toronto. The investor group, in which Mr. Kolber who is a director of Loews Cineplex and/or associates of Mr. Kolber, has a minority interest, contributed Cdn$3,250,000 of the total financing required to complete the project and are entitled to repayment thereof, together with interest thereon, and to ongoing participation in the revenue derived from the project.

In September 1990, Cineplex Odeon sold its interest in the Universal City Cinema to Universal. Cineplex Odeon has been retained to manage the theatre on a long-term basis for a fee based 3% of gross revenue plus 3% of net cash flow from the multiplex. In addition, Universal has the right to "put" such theatre to the Company on the terms described below.

The number of Loews Cineplex Common Shares issued to Universal pursuant to the Subscription Agreement at the closing of the Combination is subject to adjustment pursuant to anti-dilution provisions contained in the Subscription Agreement. In accordance with these provisions, Loews Cineplex will be required to issue, subject to applicable stock exchange requirements, additional Loews Cineplex Common Shares to Universal for no additional consideration if Loews Cineplex issues or sells any Loews Cineplex Common Shares (other than in connection with the Combination, employee stock options or the conversion of Loews Cineplex Non-Voting Common Shares) in certain types of transactions to any person other than Universal or any of its affiliates (a "Sale"), including issuances upon conversion, exchange of exercise of Voting Share Equivalents, whether in one or a series of transactions, for consideration (the "Subsequent Sale Price") of less than $19.0891 per share, subject to adjustment.

Upon the closing of the first Sale having a Subsequent Sale Price of less than $19.0891, the number of additional shares to be issued to Universal would be equal (a) the quotient of $84,500,000 divided by the Subsequent Sale Price, minus (b) 4,426,606 Loews Cineplex Common Shares. Upon the completion of each subsequent Sale, the number of additional shares would equal (w) the quotient of $84,500,000 divided by the weighted average Subsequent Sale Price (determined in accordance with the Subscription Agreement) of all Sales, minus (x) the number of additional Loews Cineplex Common Shares previously issued to Universal pursuant to the adjustment provisions of the Subscription Agreement, minus (y) the 4,426,606 Loews Cineplex Common Shares issued to Universal on the Closing, plus (z) any Loews Cineplex Common Shares that Universal may be required to deliver as described in the following sentence. In certain circumstances, if there is more than one Sale, Universal may be required to deliver Loews Cineplex Common Shares Cineplex to the extent that the Subsequent Sale Price is greater than the weighted average Subsequent Sale Price of all Sales. The anti-dilution provisions terminate once the aggregate proceeds of all Sales equals or exceed $100 million.

From and after the later of (i) second anniversary of the closing date of the Combination and (ii) the fifteenth day of the month following the first month end as of which the outstanding Debt of Loews Cineplex is less than 4.75 times the Consolidated EBITDA of Loews Cineplex for the twelve-month period then ended (the "Start Date"), Universal will have the right (the "Put Right") to cause Loews Cineplex to lease the Universal City Cinema motion picture theatre facility located at the University City, California retail and entertainment complex (the "Universal City Cinema") pursuant to a 20-year lease (the "Lease"). If Universal exercises the Put Right, on the date the Lease is signed (the "Lease Signing Date") Loews Cineplex will pay to Universal cash consideration for entering into the Lease and the conveyance of the related personal property equal to (i) ten times the Cash Flow of the Universal City Cinema for the 12-month period ended on the last day of the month preceding Universal's giving notice (the "Put Notice") of its exercise of the put (the "Base Price") minus
(ii) (if applicable ) the cost of eliminating any deficiencies from the operating requirements and standards set forth in the Lease specifically listed on a certificate executed by an officer of Universal, which cost shall be estimated by an engineering firm or other expert (the "Engineering Firm") selected by Universal and reasonably acceptable to Loews Cineplex (the "Deficiency Amount"). The Put Right terminates on the third anniversary of the Start Date if the Put Notice has not been delivered prior to such date. Loews Cineplex must provide to Universal not less than five days prior written notice of the Start Date, and, if fails to provide such notice, the Start Date is tolled until the fifth day following delivery of such notice.

                                    PART IV



ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  1.  Financial Statements

          Financial Statements of Loews Cineplex Entertainment Corporation are included in Part II, Item 8.

          Loeks-Star Theatres, Inc. Financial Statements

  2.  Financial Statement Schedules
          Valuation and Qualifying Accounts

  3.  Exhibits:
         2.1 (1)   Amended and Restated Master Agreement among Sony Pictures
                   Entertainment Inc., Registrant and Cineplex Odeon Corporation
                   dated as of September 30, 1997.
         2.2       Amending Agreement dated May 14, 1998
         2.3 (1)   Subscription Agreement by and between Registrant and
                   Universal Studios, Inc. dated as of September 30, 1997.
         3.1       Amended and Restated Certificate of Incorporation of
                   Registrant
         3.2 (1)   Form of Amended and Restated By-laws of Registrant
         4.1 (2)   Indenture dated as of June 23, 1994, by and among Plitt
                   Theatres, Inc. and Cineplex Odeon Corporation and The Bank of
                   New York as Trustee
         4.2       Supplemental Indenture dated as of May 14, 1998 among
                   Registrant and The Bank of New York, as Trustee
        10.1 (1)   Stockholders Agreement among Registrant, Sony Pictures
                   Entertainment Inc., Universal Studios, Inc., Charles Rosner
                   Bronfman Family Trust and Other Parties thereto dated as of
                   September 30, 1997.
        10.2       Tax Sharing and Indemnity Agreement dated May 14, 1998 by and among Registrant and Sony Corporation of America.
        10.3       Sony Trademark Agreement dated May 14, 1998 by and among
                   Registrant and Sony Corporation of America.
        10.4       Transition Services Agreement dated May 14, 1998 among
                   Registrant, Sony Corporation of America and Sony Pictures
                   Entertainment, Inc.
        10.5       Sony Entertainment Center Lease made as of May 9, 1997
                   between SRE San Francisco Retail Inc. and Loews California
                   Theatres Inc. (portions of such exhibit have been filed
                   separately with the Commission under an application for
                   confidential treatment pursuant to Rule 83 of the Commission
                   Rules on Organization, Conduct and Ethics, and Information
                   and Regulation (17 CFR (S) 200.83))
        10.6       Sony YBG Entertainment Center Tenant Work Agreement
        10.7 (1)   Form of Director Indemnification Agreement
        10.8 (1)   Loews Cineplex Entertainment Corporation 1997 Stock Incentive
                   Plan
        10.9       Credit Agreement dated as of May 14, 1998 among Registrant, as Borrower, the lenders listed therein, as Lenders, Bankers
                   Trust Company, as Administrative Agent and Co-Syndication
                   Agent and Bank of America NT&SA, The Bank of New York and
                   Credit Suisse First Boston, as Co-Syndication Agents
        10.10      Employment Agreement between Registrant and Lawrence J.
                   Ruisi
        10.11(3)   Employment Agreement between Cineplex Odeon Corporation and
                   Allen Karp
        10.12      Assumption dated May 14, 1998 of Allen Karp Employment
                   Agreement by Registrant
        10.13(1)   Agreement between Registrant and Seymour H. Smith, dated May
                   1, 1990, including Letter Amendments dated November 14, 1991,
                   March 9, 1993, May 10, 1995, April 11, 1996 and June 6, 1997
        10.14(1)   Agreement between Registrant and Travis Reid, dated October
                   21, 1995

               10.15(1) Agreement between Registrant and Joseph Sparacio, dated August 20, 1994, including Term Extension Letter dated March 5, 1997
               10.16(1) Agreement between Registrant and John J. Walker, dated June 1, 1993, including Term Extension Letter dated March 5, 1997
               10.17(1) Letter Agreement between Registrant and John C. McBride, Jr., dated November 17,1997
               10.18 Letter Agreement between Registrant and Mindy Tucker, dated December 15, 1997
                     21  Subsidiaries of the Registrant
                     23  Consent of Price Waterhouse LLP
                     27  Financial Data Schedule (for SEC use only)

     4.  Form 8-K:
         No reports on form 8-K were filed by Registrant during the quarter ended February 28, 1998.

(1) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on February 13, 1998, Commission file number 333-46313

(2) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 of Cineplex Odeon Corporation, Commission file number 1-9454.

(3) Incorporated by reference to the Annual Report on Form 10-K from the fiscal year ended December 31, 1996 of Cineplex Odeon Corporation, Commission file number 1-9454.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LOEWS CINEPLEX ENTERTAINMENT CORPORATION

Dated: May 26, 1998

                         /s/ John C. McBride
                         ----------------------------------------------------
                         John C. McBride
                         Senior Vice President and General Counsel



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                                 Date
---------                     -----                                 -----

/s/ Lawrence J. Ruisi
------------------------
Lawrence J. Ruisi             President, Chief Executive Officer    May 26, 1998
                              and Director (Principal Executive
                              Officer)

/s/ John J. Walker
------------------------
John J. Walker                Senior Vice President and Chief       May 26, 1998
                              Financial Officer (Principal
                              Financial Officer)

/s/ Joseph Sparacio
------------------------
Joseph Sparacio               Vice President and Controller         May 26, 1998
                              (Principal Accounting Officer)

/s/ George A. Cohon
------------------------
George A. Cohon               Director                              May 26, 1998

/s/ Marinus N. Henny
------------------------
Marinus N. Henny              Director                              May 26, 1998

/s/ Allen Karp
------------------------
Allen Karp                    Director                              May 26, 1998

/s/ Ernest Leo Kolber
---------------------
Ernest Leo Kolber          Director            May 26, 1998


---------------------
Ken Lemberger              Director            May 26, 1998

/s/ Ron Meyer
---------------------
Ron Meyer                  Director            May 26, 1998


---------------------
Brian C. Mulligan          Director            May 26, 1998


---------------------
Yuki Nozoe                 Director            May 26, 1998

/s/ Karen Randall
---------------------
Karen Randall              Director            May 26, 1998

/s/ Stanley Steinberg
---------------------
Stanley Steinberg          Director            May 26, 1998

/s/ Howard Stringer
---------------------
Howard Stringer            Director            May 26, 1998


---------------------
Robert Wynne               Director            May 26, 1998


---------------------
Mortimer Zuckerman         Director            May 26, 1998

                        REPORT OF INDEPENDENT ACCOUNTS


To the Loeks-Star Partners

In our opinion, the accompanying balance sheet and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of Loeks-Star Partners at February 26, 1998 and February 27, 1997 and the results of operations and cash flows for the fifty-two weeks ended February 26, 1998, the fifty-two weeks ended February 27, 1998 and the fifty-three weeks ended February 29, 1996, respectively, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP


Battle Creek, Michigan
April 15, 1998

                              LOEKS-STAR PARTNERS

                                 BALANCE SHEET
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                   FEBRUARY 26,    FEBRUARY 27,
                                                       1998            1997
                                                   ------------    ------------
ASSETS
Current assets:
    Cash                                              $   730         $   156
    Accounts receivable                                   596             206
    Inventories                                           164             109
    Prepaid expenses and other                          1,042             715
                                                      -------         -------

        TOTAL CURRENT ASSETS                            2,532           1,186

Property and equipment, net                            27,393          23,767

Investment in Star Southfield Center, L.L.C.            6,485           5,450

Goodwill, less accumulated amortization
  ($1,690 in 1998 and $1,509 in 1997)                   4,461           4,642
                                                      -------         -------

        TOTAL ASSETS                                  $40,871         $35,045
                                                      =======         =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
    Notes payable to partner--current portion         $ 1,000         $ 2,000
    Accounts payable                                    2,704           2,413
    Accrued film rental                                 6,143           3,885
    Other                                               1,582             809
                                                      -------         -------

        TOTAL CURRENT LIABILITIES                      11,429           9,107

Deferred state taxes                                      610             580

Notes payable to partner                                7,000           3,200

Partners' capital                                      21,832          22,158
                                                      -------         -------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL       $40,871         $35,045
                                                      =======         =======

   The accompanying notes are an integral part of these financial statements.

                              LOEKS-STAR PARTNERS

                              STATEMENTS OF INCOME
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                         FIFTY-TWO       FIFTY-TWO      FIFTY-THREE
                                                        WEEKS ENDED     WEEKS ENDED     WEEKS ENDED
                                                        FEBRUARY 26,    FEBRUARY 27,    FEBRUARY 29,
                                                            1998            1997            1996
                                                        ------------    ------------    ------------
REVENUES:
    Box office receipts                                   $39,005         $27,992           $27,344
    Concessions                                            18,327          12,887            12,208
    Other                                                     902             611               509
                                                          -------         -------          --------

        TOTAL REVENUES                                     58,234          41,490            40,061
                                                          -------         -------          --------

EXPENSES:
    Operating expenses                                     44,170          30,460            28,958
    General and administrative                              2,253           1,678             1,397
    Depreciation and amortization                           2,490           2,371             2,323
    Amortization of pre-opening expenses                    1,237
                                                          -------         -------          --------

        TOTAL EXPENSES                                     50,150          34,509            32,678
                                                          -------         -------          --------

        OPERATING INCOME                                   8,084           6,981              7,383
                                                          -------         -------          --------

OTHER INCOME (EXPENSE):
    Interest income                                            74              63               342
    Interest expense                                         (640)           (644)           (1,460)
                                                          -------         -------          --------

                                                             (566)           (581)           (1,118)
                                                          -------         -------          --------

Income before equity in net loss of Star Southfield
  Center, L.L.C.                                            7,518           6,400             6,265

Equity in net loss of Star Southfield Center, L.L.C.         (265)
                                                          -------         -------          --------

        NET INCOME                                        $ 7,253         $ 6,400           $ 6,265
                                                          =======         =======           =======

   The accompanying notes are an integral part of these financial statements.

                              LOEKS-STAR PARTNERS

                        STATEMENTS OF PARTNERS' CAPITAL
                         (IN THOUSANDS OF U.S. DOLLARS)

                                            LOEKS         STAR
                                           PARTNER      PARTNER       TOTAL
                                          ---------    ---------    ---------

Partners' capital - February 23, 1995      $ 7,934.1    $ 7,934.1   $15,868.2

Net income allocated                         3,132.3      3,132.3     6,264.6

Distributions to partners                     (888.5)      (888.5)   (1,777.0)
                                           ---------    ---------   ---------

Partners' capital - February 29, 1996       10,177.9     10,177.9    20,355.8

Net income allocated                         3,199.9      3,199.9     6,399.8

Distributions to partners                   (2,298.8)    (2,298.8)   (4,597.6)
                                           ---------    ---------   ---------

Partners' capital--February 27, 1997        11,079.0     11,079.0    22,158.0

Net income allocated                         3,626.4      3,626.4     7,252.8

Distributions to partners                   (3,789.4)    (3,789.4)   (7,578.8)
                                           ---------    ---------   ---------

PARTNERS' CAPITAL--FEBRUARY 26, 1998       $10,916.0    $10,916.0   $21,832.0
                                           =========    =========   =========

   The accompanying notes are an integral part of these financial statements.

                              LOEKS-STAR PARTNERS

                            STATEMENTS OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                FIFTY-TWO       FIFTY-TWO      FIFTY-THREE
                                                               WEEKS ENDED     WEEKS ENDED     WEEKS ENDED
                                                               FEBRUARY 26,    FEBRUARY 27,    FEBRUARY 29,
                                                                   1998            1997            1996
                                                               ------------    ------------    ------------
OPERATING ACTIVITIES:
    Net income                                                    $ 7,253        $  6,400         $ 6,265
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                  2,309           2,190           2,142
      Amortization                                                    181             181             181
      Equity in net loss of Star Southfield Center, L.L.C.            265              --              --
      Deferred state taxes                                             30              --             (45)
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                   (390)             15             166
        (Increase) decrease in inventories                            (55)              3              (7)
        (Increase) decrease in prepaid expenses and other            (327)            (99)             89
        Increase (decrease) in accounts payable                       291              541           (168)
        Increase in accrued film rental                             2,258              783            251
        Increase (decrease) in other current liabilities              774             (332)           (22)
                                                                  -------        ----------       -------

            NET CASH PROVIDED BY OPERATING
              ACTIVITIES                                           12,589            9,682          8,852
                                                                  -------        ----------       -------

INVESTING ACTIVITIES:
    Acquisition of property and equipment                          (5,936)            (873)          (382)
    Construction advances - Star Southfield Center, L.L.C.             --              (55)        (1,086)
    Cash contribution to Star Southfield Center, L.L.C.            (1,300)          (4,309)            --
                                                                  -------        ----------       -------

            NET CASH USED IN INVESTING ACTIVITIES                  (7,236)          (5,237)        (1,468)
                                                                  -------        ----------       -------

FINANCING ACTIVITIES:
    Net borrowings under the revolving credit line                  1,000               --             --
    Principal payments on note payable to partner                  (2,000)         (17,663)        (1,971)
    Proceeds from borrowings on note payable to partner             3,800            6,500             --
    Distributions to partners                                      (7,579)          (4,598)        (1,777)
                                                                  -------        ----------       -------

            NET CASH USED IN FINANCING ACTIVITIES                  (4,779)         (15,761)        (3,748)
                                                                  -------        ----------       -------

NET INCREASE (DECREASE) IN CASH                                       574          (11,316)         3,636

CASH AT BEGINNING OF YEAR                                             156           11,472          7,836
                                                                  -------        ----------       -------

CASH AT END OF YEAR                                               $   730        $    156         $11,472
                                                                  =======        ==========       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest                                                      $   511        $  1,001         $ 1,412
    State and local taxes                                         $   291        $    300         $   373

  The accompanying notes are an integral part of these financial statements.

LOEKS-STAR PARTNERS

NOTES TO FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT AS OTHERWISE NOTED)
-------------------------------------------------------------------------------

1.  ORGANIZATION

  Loeks-Star Partners (the Partnership) consists of two partners, Loeks Michigan Theatres, Inc. (Loeks) and Star Theatres of Michigan, Inc. (Star), a wholly-owned subsidiary of Sony Pictures Entertainment, Inc. (Sony). The Partnership is engaged in the business of motion picture exhibition in the State of Michigan.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUES AND EXPENSES

  Substantially all revenues are recognized when box office receipts and concession sales are received at the theatres. Film rentals are accrued based on percentage of box office receipts under the terms of the film licensee arrangements.

PROPERTY AND EQUIPMENT

  Land, buildings and equipment are stated at cost and include expenditures for major renewals and betterments. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
Depreciation is computed using the straight-line method and is recognized   over
the estimated useful lives of the related assets which range from 10 to 31.5 years. Interest costs related to the period of development and construction of new theatre properties are capitalized as part of the historical cost of the asset.

INCOME TAXES

  No federal income taxes are provided in the Partnership financial statements as the Partnership results of operations are included in the federal income tax returns of the individual partners. The Partnership conducts operations in the State of Michigan, which imposes a tax based, in part, on factors other than income, and requires the Partnership entity rather than the individual partners to pay the tax. This tax is included in general and administrative expenses.

  The future tax consequences of current Michigan capital acquisitions are recognized as deferred state taxes in the year of acquisition.

GOODWILL

  Goodwill represents the excess of the Loeks credited capital contribution over the net book value of assets contributed upon Partnership formation. Goodwill is being amortized over approximately thirty-five years on a straight-line basis.

LOEKS-STAR PARTNERS

NOTES TO FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT AS OTHERWISE NOTED)
-------------------------------------------------------------------------------

2. Summary of Significant Accounting Policies (continued)

RETIREMENT PLAN

  The Partnership has a 401(k) plan for full-time employees with over one year of service. The Partnership, at its discretion, may elect to match employee contributions up to 5% of each employee's gross wages. In 1998, 1997 and 1996, the Partnership expense for matching contributions approximated $91, $73 and $56, respectively.

THEATRE PRE-OPENING EXPENSES

  Expenses associated with new theatre openings are expensed as incurred. Pre-opening expenses incurred during 1998 aggregated $1,237. No pre-opening expenses were incurred in 1997 or 1996.

RECLASSIFICATIONS

  Certain amounts in the 1997 financial statements and related notes have been reclassified to conform with the 1998 presentation.


3. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:


                                        FEBRUARY 26,   FEBRUARY 27,
                                           1998           1997
-------------------------------------------------------------------------------

   Land                                     $    849       $    249
   Land and leasehold improvements            23,424         20,538
   Structures                                  2,120          2,118
   Sound and projection equipment              4,401          3,851
   Furniture and fixtures                      7,381          6,766
   Concession equipment                        1,624          1,592
   Other equipment                             2,714          2,712
   Construction-in-progress                    1,479            231
                                            ---------      ---------

                                              43,992         38,057
   Less - allowance for depreciation         (16,599)       (14,290)
                                            ----------     ---------

                                            $ 27,393       $ 23,767
                                           ===========     =========

LOEKS-STAR PARTNERS

NOTES TO FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT AS OTHERWISE NOTED)
-------------------------------------------------------------------------------

4. LEASES AND COMMITMENTS

   The Partnership leases the land and/or buildings for eight of its nine theatres. These leases are classified as operating leases and certain leases require contingent lease payments, primarily based on a percentage of box office receipts in excess of stated minimum amounts. The leases also contain provisions (a series of renewal options) for each theatre which can extend lease terms up to forty years beyond the initial lease term at the option of the Partnership.


  Total rent expense included in operating expenses is comprised of the following:

                                            FEB 26,  FEB 27,  FEB 29,
                                             1998     1997     1996
-------------------------------------------------------------------

   Minimum lease payments                    $3,650  $ 1,513   $1,512
   Contingent lease payments                    432      295      267
   Rentals under cancelable leases               28       30       20
                                             ------  -------  -------

                                             $4,110  $ 1,838   $1,799
                                             ======  =======  =======

  Future minimum lease payments as of February 26, 1998 are as follows:

   1999                                             $         4,212
   2000                                                       4,183
   2001                                                       4,233
   2002                                                       4,169
   2003                                                       4,144
   Thereafter                                                47,822
                                                            -------
                                                    $        68,763
                                                    ===============


5. NOTES PAYABLE TO PARTNER

   Partnership debt payable to Star is as follows:
                                                    FEBRUARY 26,   FEBRUARY 27,
                                                       1998            1997
--------------------------------------------------------------------------------
  Revolving credit line with interest payable semi-
  annually, plus interest at a rate of 7.31% at
      February 26, 1998, due April 1, 2000          $    1,000      $      --


  Term loan, payable in semi-annual installments of
  $1,000 plus interest at a rate of 7.31% at
  February 26, 1998, due April 1, 2001                   7,000            5,200
                                                    ----------      -----------

                                                         8,000            5,200
  Less:  current portion                                (1,000)          (2,000)
                                                    ----------      -----------

                                                    $    7,000      $     3,200
                                                    ==========      ===========

LOEKS-STAR PARTNERS

NOTES TO FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT AS OTHERWISE NOTED)
-------------------------------------------------------------------------------

5. NOTES PAYABLE TO PARTNER (CONTINUED)

On April 27, 1998, the Partnership refinanced the debt then outstanding under the Partnership credit facility in place at February 26, 1998. Classification of the debt outstanding at February 26, 1998 is based on the terms of the new credit facility except for the $1,000 payment made on April 1, 1998 under the old credit facility. The new credit facility is a $50,000 line of credit which matures on April 30, 2003. Interest on borrowings under the line of credit bear interest at a fixed or variable LIBOR based rate at the borrower's option, as defined by the credit agreement, and is payable monthly. In addition, a commitment fee equal to 1/4% of the daily average unused portion of the line of credit is payable quarterly. The credit agreement also includes certain financial covenants which the Partnership must comply with during the term of the agreement.

6. RELATED PARTY TRANSACTIONS

   Each partner is reimbursed for expenses incurred for services provided. Loeks was reimbursed $1,200, $911 and $903 in 1998, 1997 and 1996 respectively, for management services. Star was paid $60 in 1998, 1997 and 1996 for film-buying services.

   Star, in its capacity as film buying agent, has retained Sony Theatres Management Corp., an affiliate, as its agent to negotiate film rental terms. The Partnership recognized film rental expense of $20,552, $14,640 and $13,756 in 1998, 1997 and 1996 respectively.

   The Partnership also purchased $601, $110 and $394 of equipment at Loeks' cost from Loeks in 1998, 1997 and 1996 respectively.

7. INVESTMENT IN STAR SOUTHFIELD CENTER, L.L.C.

   In 1996, the Partnership entered into a joint venture with Millennium Partners LCC (Millennium Entertainment Partners L.P. prior to May 28, 1997) to form Star Southfield Center, L.L.C. for the purpose of constructing and leasing a twenty screen motion picture theatre and retail complex. The total investment at February 27, 1997 consisted of $1,141 of construction advances and $4,309 of cash contributions. An additional cash contribution of $1,300 was made during 1998. The complex opened for operations in June 1997.

   The investment is carried at cost and adjusted to reflect the Partnership's equity in earnings or losses and distributions of the joint venture.

LOEKS-STAR PARTNERS

NOTES TO FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS IN THOUSANDS EXCEPT AS OTHERWISE NOTED)
-------------------------------------------------------------------------------

7. INVESTMENT IN STAR SOUTHFIELD CENTER, L.L.C. (CONTINUED)

   The Partnership holds a 50% voting interest in the joint venture and operating results are allocated as defined in the operating agreement. Condensed balance sheets of Star Southfield Center, L.L.C. which has a fiscal year ending October 31 are as follows:


                                            Unaudited                     Audited
                                            ---------                     -------
                                            February 28,      October 31,        October 31,
                                                1998              1997              1996
                                          ----------------  ----------------  -----------------

Current assets                                     $   565           $   987            $   590
Properties, net                                     40,144            40,247             16,121
Other                                                  265               278                315
                                        -------------------------------------------------------

   Total assets                                    $40,974           $41,512            $17,026
                                        =======================================================

Current liabilities                                $ 3,532           $ 4,505            $ 3,944
Notes payable-long-term                             24,471            23,848              2,182
Partners' capital                                   12,971            13,159             10,900
                                        -------------------------------------------------------

   Total liabilities and members' equity            $40,974           $41,512            $17,026
                                        =======================================================


  The Partnership's equity in the net loss of Star Southfield Center L.L.C. through February 28, 1998 is $265. The operating results of Star Southfield Center L.L.C. through February 28, 1998 are as follows:


                                                                        Unaudited                 Audited
                                                                        ---------                 -------
                                                                     November 1, 1997           Fiscal Year
                                              Total through               through                  Ended
                                            February 28, 1998        February 28, 1998       October 31, 1997
                                          ----------------------  -----------------------  ---------------------

Total revenues                                           $3,044                   $1,601                 $1,443
                                         -----------------------------------------------------------------------

Expenses:
   Operating expenses                                       902                      477                    425
   Depreciation and amortization                          1,501                      693                    808
                                         -----------------------------------------------------------------------

   Total expenses                                         2,403                    1,170                  1,233
                                         -----------------------------------------------------------------------

Operating income                                            641                      431                    210

Interest expense, net                                     1,170                      619                    551
                                         -----------------------------------------------------------------------

   Net loss                                              $ (529)                  $ (188)                $ (341)
                                         -----------------------------------------------------------------------

                                                                   SCHEDULE II

                      LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                          (FORMERLY LTM HOLDINGS, INC.)
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                        BALANCE AT      ADDITIONS (CHARGED TO     DEDUCTIONS
                                       BEGINNING OF           COSTS AND            AND OTHER       BALANCE AT
                                          PERIOD              EXPENSES)             CHARGES      END OF PERIOD
                                          ------              ---------             -------      -------------
YEAR ENDED FEBRUARY 28, 1998
----------------------------
     Reserve for net book value of
          property, equipment and         $3,979               $4,409                $2,389          $5,999
          leaseholds
     Reserve for other costs              $    0               $4,656                $  859          $3,797

YEAR ENDED FEBRUARY 28, 1997
----------------------------
     Reserve for net book value of
          property, equipment and         $4,663               $4,036                $4,720          $3,979
          leaseholds

YEAR ENDED FEBRUARY 29, 1996
----------------------------
     Reserve for net book value of
          property, equipment and         $3,150               $5,663                $4,150          $4,663
          leaseholds