Form 10-K/A
period 1998-02-28
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 1998-07-07
CIK 1054588

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                 -------------

                                  Form 10-K/A

                                Amendment No. 1

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

        The purpose of this amendment is to file Exhibit 10.5 to the Form 10-K filed on May 27, 1998, with portions of such exhibit redacted and filed separately with the Commission under an application for confidential treatment pursuant to Rule 83 of the Commission Rules on Organization, Conduct and Ethics, and Information and Regulation (17CFR(S)200.83).

        The undersigned registrant hereby amends Item 14 of Part IV of the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998 to read as follows:

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

  1.  Financial Statements

          Financial Statements of Loews Cineplex Entertainment Corporation are included in Part II, Item 8.

          Loeks-Star Theatres, Inc. Financial Statements

  2.  Financial Statement Schedules
          Valuation and Qualifying Accounts

  3.  Exhibits:
         2.1 (1)   Amended and Restated Master Agreement among Sony Pictures
                   Entertainment Inc., Registrant and Cineplex Odeon Corporation
                   dated as of September 30, 1997.
         2.2*      Amending Agreement dated May 14, 1998
         2.3 (1)   Subscription Agreement by and between Registrant and
                   Universal Studios, Inc. dated as of September 30, 1997.
         3.1*      Amended and Restated Certificate of Incorporation of
                   Registrant
         3.2 (1)   Form of Amended and Restated By-laws of Registrant
         4.1 (2)   Indenture dated as of June 23, 1994, by and among Plitt
                   Theatres, Inc. and Cineplex Odeon Corporation and The Bank of
                   New York as Trustee
         4.2*      Supplemental Indenture dated as of May 14, 1998 among
                   Registrant and The Bank of New York, as Trustee
        10.1 (1)   Stockholders Agreement among Registrant, Sony Pictures
                   Entertainment Inc., Universal Studios, Inc., Charles Rosner
                   Bronfman Family Trust and Other Parties thereto dated as of
                   September 30, 1997.
        10.2*      Tax Sharing and Indemnity Agreement dated May 14, 1998 by and among Registrant and Sony Corporation of America.
        10.3*      Sony Trademark Agreement dated May 14, 1998 by and among
                   Registrant and Sony Corporation of America.
        10.4*      Transition Services Agreement dated May 14, 1998 among
                   Registrant, Sony Corporation of America and Sony Pictures
                   Entertainment, Inc.
        10.5       Sony Entertainment Center Lease made as of May 9, 1997
                   between SRE San Francisco Retail Inc. and Loews California
                   Theatres Inc. (portions of such exhibit have been filed
                   separately with the Commission under an application for
                   confidential treatment pursuant to Rule 83 of the Commission
                   Rules on Organization, Conduct and Ethics, and Information
                   and Regulation (17 CFR (S) 200.83))
        10.6*      Sony YBG Entertainment Center Tenant Work Agreement
        10.7 (1)   Form of Director Indemnification Agreement
        10.8 (1)   Loews Cineplex Entertainment Corporation 1997 Stock Incentive
                   Plan
        10.9*      Credit Agreement dated as of May 14, 1998 among Registrant, as Borrower, the lenders listed therein, as Lenders, Bankers
                   Trust Company, as Administrative Agent and Co-Syndication
                   Agent and Bank of America NT&SA, The Bank of New York and
                   Credit Suisse First Boston, as Co-Syndication Agents
        10.10*     Employment Agreement between Registrant and Lawrence J.
                   Ruisi
        10.11(3)   Employment Agreement between Cineplex Odeon Corporation and
                   Allen Karp
        10.12*     Assumption dated May 14, 1998 of Allen Karp Employment
                   Agreement by Registrant
        10.13(1)   Agreement between Registrant and Seymour H. Smith, dated May
                   1, 1990, including Letter Amendments dated November 14, 1991,
                   March 9, 1993, May 10, 1995, April 11, 1996 and June 6, 1997
        10.14(1)   Agreement between Registrant and Travis Reid, dated October
                   21, 1995

               10.15(1)  Agreement between Registrant and Joseph Sparacio, dated
                         August 20, 1994, including Term Extension Letter dated
                         March 5, 1997
               10.16(1)  Agreement between Registrant and John J. Walker, dated
                         June 1, 1993, including Term Extension Letter dated
                         March 5, 1997
               10.17(1)  Letter Agreement between Registrant and John C.
                         McBride, Jr., dated November 17,1997
               10.18*    Letter Agreement between Registrant and Mindy Tucker,
                         dated December 15, 1997
               21*       Subsidiaries of the Registrant
               23*       Consent of Price Waterhouse LLP
               27*       Financial Data Schedule (for SEC use only)

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

* Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LOEWS CINEPLEX ENTERTAINMENT CORPORATION

Dated: July 7, 1998

                         /s/ John C. McBride, Jr.
                         ----------------------------------------------------
                         John C. McBride, Jr.
                         Senior Vice President and General Counsel