Form 10-Q
period 1998-05-31
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 1998-07-15
CIK 1054588

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1998


                             Commission file number


                    Loews Cineplex Entertainment Corporation
                    ----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      13-3386485
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


      711 Fifth Avenue
     New York, New York                                     10022
----------------------------                           ----------------
   (Address of Principal                                  (Zip Code)
     Executive Offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (212) 833-6200
                                                        --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X       No
                                          ----

Common Stock outstanding (including non-voting common stock) - 45,366,410 shares at May 31, 1998

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

                                                                                            May 31,     February 28,
                                                                                              1998          1998
                                                                                          ------------  ------------
                                                                                           (Unaudited)

                                                              ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                             $   37,785       $  9,064
     Accounts receivable                                                                       15,374          5,479
     Inventories                                                                                4,659          1,146
     Prepaid expenses and other current assets                                                 14,114          2,520
                                                                                           ----------       --------
               TOTAL CURRENT ASSETS                                                            71,932         18,209
PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                                     1,180,376        609,152
EXCESS PURCHASE PRICE                                                                         224,304              -
OTHER ASSETS
     Long-term investments and advances to partnerships                                        28,941         31,763
     Goodwill, net                                                                             83,913         53,143
     Other intangible assets, net                                                               6,503          6,005
     Deferred charges and other assets                                                         21,318         10,279
                                                                                           ----------       --------
               TOTAL ASSETS                                                                $1,617,287       $728,551
                                                                                           ==========       ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                 $  230,471       $ 62,934
     Due to Sony affiliates                                                                         -          3,810
     Deferred revenue                                                                          22,122              -
     Current maturities of long-term debt and other obligations                                 9,785            770
                                                                                           ----------       --------
               TOTAL CURRENT LIABILITIES                                                      262,378         67,514

DEFERRED INCOME TAXES                                                                          16,174         18,299
LONG-TERM DEBT AND OTHER OBLIGATIONS                                                          720,056         10,513
DEBT DUE TO SONY AFFILIATES                                                                         -        292,523
PENSION AND OTHER POSTRETIREMENT OBLIGATIONS                                                    9,668          3,791
OTHER LIABILITIES                                                                              13,743         11,400
                                                                                           ----------       --------
               TOTAL LIABILITIES                                                            1,022,019        404,040
                                                                                           ----------       --------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY
     Common stock ($.01 par value, 300,000,000 shares authorized; 44,079,924 shares issued and outstanding at May 31, 1998 and 19,270,321 shares issued
          and outstanding at February 28, 1998)                                                   441            193
     Common stock-Class A non-voting ($.01 par value, 10,000,000 authorized;
          1,202,486 shares issued and outstanding at May 31, 1998 and February
          28, 1998)                                                                                12             12
     Common stock-Class B non-voting ($.01 par value,
          10,000,000 shares authorized; 84,000 shares issued and outstanding at
          May 31, 1998 and nil issued and outstanding at February 28, 1998)                         1              -
     Additional paid-in capital                                                               591,613        299,277
     Retained earnings                                                                          3,201         25,029
                                                                                           ----------       --------

               TOTAL STOCKHOLDERS' EQUITY                                                     595,268        324,511
                                                                                           ----------       --------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,617,287       $728,551
                                                                                           ==========       ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

                                                                                          For the Three Months Ended
                                                                                 ---------------------------------------------
                                                                                        May 31,                 May 31,
                                                                                        1998 (B)                 1997
                                                                                 ----------------------  ---------------------
REVENUES
     Admissions                                                                            $    83,207            $    67,370
     Concessions                                                                                31,170                 23,486
     Other                                                                                       3,437                  2,360
                                                                                           -----------            -----------
                                                                                               117,814                 93,216
                                                                                           -----------            -----------

EXPENSES
     Theatre operations and other expenses                                                      85,115                 67,400
     Cost of concessions                                                                         4,828                  3,695
     General and administrative                                                                  7,946                  5,937
     Depreciation and amortization                                                              14,681                 12,597
                                                                                           -----------            -----------
                                                                                               112,570                 89,629
                                                                                           -----------            -----------
INCOME FROM OPERATIONS                                                                           5,244                  3,587
INTEREST EXPENSE                                                                                 6,106                  3,622
                                                                                           -----------            -----------
LOSS BEFORE INCOME TAXES                                                                          (862)                   (35)
INCOME TAX (BENEFIT)/ EXPENSE                                                                     (119)                   365
                                                                                           -----------            -----------

NET LOSS                                                                                   $      (743)           $      (400)
                                                                                           ===========            ===========

     Weighted Average Shares Outstanding - basic (A)                                        24,619,805             20,472,807

     Weighted Average Shares Outstanding - diluted (A)                                      24,984,549             20,472,807

     Loss per Share - basic                                                                      $(.03)                 $(.02)
                                                                                           ===========            ===========

     Loss per Share - diluted                                                                    $(.03)                 $(.02)
                                                                                           ===========            ===========

(A) The quarter ended May 31, 1997 has been restated to reflect a stock dividend declared on February 5, 1998.
(B) Includes the operating results of Cineplex Odeon Corporation from May 15, 1998 through May 31, 1998.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                          For the Three Months Ended
                                                                                   -----------------------------------------
                                                                                        May 31,                 May 31,
                                                                                          1998                   1997
                                                                                   -----------------        ----------------
OPERATING ACTIVITIES
     Net loss                                                                          $    (743)               $  (400)
     Adjustments to reconcile net loss to net cash provided by
          operating activities:
          Depreciation and amortization                                                   14,681                 12,597
          Equity earnings from long-term investments, net of distributions
               received                                                                     (514)                   640
     Changes in operating assets and liabilities:
          Decrease in deferred taxes                                                      (2,125)                  (953)
          (Increase)/decrease in accounts receivable                                         291                    491
          Increase/(decrease) in accounts payable and accrued expenses                    12,030                 (1,652)
          Increase/(decrease) in other operating assets and liabilities, net               3,672                   (749)
                                                                                       ---------                -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 27,292                  9,974
                                                                                       ---------                -------

INVESTING ACTIVITIES
     Repayments/(borrowings) from partnerships                                             5,994                 (3,556)
     Investments in partnerships                                                          (2,658)                     -
     Capital expenditures                                                                (16,117)                (5,404)
     Merger related costs                                                                 (5,809)                     -
                                                                                       ---------                -------

NET CASH USED IN INVESTING ACTIVITIES                                                    (18,590)                (8,960)
                                                                                       ---------                -------

FINANCING ACTIVITIES
     (Repayment)/borrowing of debt due to Sony affiliates                               (299,487)                10,535
     Proceeds from bank credit facility                                                  500,000                    (86)
     Repayment of long-term debt                                                        (179,294)                     -
     Proceeds on exercise of stock options                                                   351                      -
     Deferred financing fees from bank credit facility                                    (5,943)                     -
     Dividend paid to Sony affiliate on Combination                                      (80,108)                     -
     Proceeds from issuance of common stock to Universal on Combination                   84,500                      -
                                                                                       ---------                -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 20,019                 10,449
                                                                                       ---------                -------

INCREASE IN CASH AND CASH EQUIVALENTS                                                     28,721                 11,463
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           9,064                  2,160
                                                                                       ---------                -------

CASH AND CASH EQUIVALENTS AT END OF  PERIOD                                            $  37,785                $13,623
                                                                                       =========                =======

Supplemental Cash Flow Information:
     Income taxes paid, net of refunds received                                        $     600                $   917
                                                                                       =========                =======
     Interest paid (including $6,942 and $6,609 paid to Sony affiliates)               $   9,121                $ 6,861
                                                                                       =========                =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION
------------------------------------------------

Loews Cineplex Entertainment Corporation ("LCP" or the "Company", formerly LTM Holdings, Inc.), is a major motion picture theatre exhibition company with operations in North America and Europe. The Company conducts business under the Loews Theatres, Sony Theatres, Cineplex Odeon Theatres, Star Theatres, Magic Johnson Theatres and Yelmo Cineplex Theatres marquees. As of May 31, 1998, LCP owns, or has interests in, and operates 2,794 screens at 450 theatres in 22 states and the District of Columbia, 6 Canadian provinces, Hungary and Turkey. The Company's principal markets include New York, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle, Washington D.C., Toronto, Montreal and Vancouver. The Company holds a 50% partnership interest in each of the Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships. LST and MJT hold interests in and operate 12 locations, comprising a total of 149 screens. Screens and locations for the partnerships are included in the Company amounts referred to above. Since June 10, 1998, the Company also has a 50% interest in 108 screens in 13 theatre locations in Spain through a joint venture with Yelmo Films S.A, called Yelmo Cineplex de Espana.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information; therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The business combination with Cineplex Odeon has been accounted for under the purchase method of accounting, and, therefore, the unaudited consolidated financial statements include the operating results of Cineplex Odeon Corporation from the date of combination (May 15, 1998) to May 31, 1998. Operating results for the three months ended May 31, 1998 are not necessarily indicative of the results that may be expected for the year ending February 28, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 1998.


NOTE 2 -- BUSINESS COMBINATION
-------------------------------

On May 14, 1998, pursuant to the Amended and Restated Master Agreement (the "Master Agreement") dated September 30, 1997, LTM Holdings, Inc. and Cineplex Odeon Corporation ("Cineplex" or "Cineplex Odeon"), another motion picture exhibitor with operations in the U.S. and Canada, combined (the "Combination"). As called for in the Master Agreement, on the date of the Combination, the outstanding common shares of Cineplex Odeon were exchanged for LCP shares on a ten for one basis.

At the closing of the Combination, the Company issued 7,264,642 shares of Common Stock and 80,000 shares of Class B Non-Voting Common Stock to Universal Studios, Inc. ("Universal"), 4,324,003 shares of Common Stock and 4,000 shares of Class B Non-Voting Common Stock to the Charles Rosner Bronfman Family Trust and certain related shareholders (the "Claridge Group") and 6,111,269 shares of common stock to the other shareholders of record of Cineplex Odeon Corporation, for an aggregate value of approximately $266.8 million, in exchange for the outstanding shares of Cineplex Odeon Corporation and its wholly-owned subsidiary, Plitt Theatres, Inc. In addition, the Company issued 4,426,607 shares of common stock to Universal for consideration of $84.5 million as required under a subscription agreement and 2,664,304 shares of common stock in connection with the transfer by Sony Pictures Entertainment Inc. ("SPE") of its interest in Star Theatres of Michigan, Inc. ("Star") and S&J Theatres, Inc. ("S&J") to the Company.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 2 -- CONTINUED
--------------------

As a result of the Combination, SPE, Universal, the Claridge Group and others own 51.1% (49.9% voting common stock), 26.0% (26.6% voting common stock), 9.6% and 13.3%, respectively, of LCP common stock.

The Combination has been accounted for under the purchase method of accounting and, accordingly, the cost to acquire Cineplex Odeon will be allocated to the assets acquired and liabilities assumed of Cineplex Odeon based on their respective fair values, with the excess to be allocated to goodwill. The Company has arranged for an independent valuation and other studies required to determine the fair value of the assets acquired and liabilities assumed. These valuations and studies have not been completed and, accordingly, the balances reflected in the unaudited consolidated statement of financial position as of May 31, 1998 are preliminary and subject to further revision and adjustments. For purposes of these unaudited financial statements, the carrying value of the Cineplex Odeon net assets acquired was assumed to approximate fair value. Therefore, the $224.3 million of excess purchase price over the historical net book value of the net assets of Cineplex Odeon (excluding $31million of historical goodwill) has been classified on the unaudited balance sheet as Excess Purchase Price and the related amortization expense reflected in the unaudited consolidated statement of operations and the following unaudited pro forma results of operations for the three months ended May 31, 1998 has been recorded on a straight line basis over a forty year period.

Upon completion of the determination of fair value, the Excess Purchase Price will be allocated to specific assets and liabilities of Cineplex Odeon. It is anticipated that there will be reductions in the carrying value associated with certain assets, and alternatively the fair value of certain other assets and liabilities may exceed carrying value. Accordingly, the final valuation could result in materially different amounts and allocations of Excess Purchase Price from the amounts and allocations reflected in the following unaudited pro forma results of operations and the unaudited consolidated financial statements, primarily between goodwill, property, equipment and leaseholds and certain liabilities resulting in corresponding changes in depreciation and amortization amounts. For every one million dollars of Excess Purchase Price allocated to fixed assets, depreciation and amortization will increase $25 annually (assuming an average 20 year service life for fixed assets and straight line depreciation). Based on preliminary estimates of fair value related to certain assets and liabilities, additional Excess Purchase Price of between $100 million and $150 million could result at the conclusion of the valuation. The Company currently anticipates that the necessary valuations and related allocations will be completed by the end of fiscal 1999.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 2 -- CONTINUED
--------------------

The unaudited condensed pro forma results of operations presented below assumes that the Combination occurred at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of the combined results of operations of LCP and Cineplex Odeon that would have occurred if the transaction had occurred on the dates previously indicated nor are they necessarily indicative of future operating results of the combined company.


                                              Three Months Ended
                                   ---------------------------------------------
                                         May 31,                    May 31,
                                          1998                       1997
                                   -------------------      --------------------

Revenues                              $214,325                    $228,358
                                      ========                    ========
Net loss                              $(14,536)                   $ (8,310)
                                      ========                    ========
Net loss per common share             $  (0.32)                   $  (0.18)
                                      ========                    ========

NOTE 3 -- ACCOUNTS RECEIVABLE
------------------------------

As of May 31, 1998, accounts receivable consisted of trade receivables of $12,248 and other receivables of $3,126. As of February 28, 1998, accounts receivable consisted of trade receivables of $1,885 and other receivables of $3,594.


NOTE 4 -- PROPERTY, EQUIPMENT AND LEASEHOLDS
--------------------------------------------

Property, equipment and leaseholds totaled $1,180,376 and $609,152 as of May 31, 1998 and February 28, 1998, respectively. The increase experienced during the period is primarily due to the inclusion of the net book value of the property, equipment and leaseholds of Cineplex Odeon Corporation in conjunction with the Combination. As more fully described in Note 2, for purposes of these unaudited consolidated financial statements, the historical carrying value of Cineplex Odeon property, equipment and leaseholds was assumed to approximate fair value and is subject to further revision and adjustment.


NOTE 5 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES
------------------------------------------------

Accounts payable and accrued expenses consist of:


                                         May 31,                      February 28,
                                          1998                           1998
                                    ---------------                 ---------------
Accounts payable - trade               $ 80,973                         $36,924
Accrued expenses and other              149,498                          26,010
                                       --------                         -------
                                       $230,471                         $62,934
                                       ========                         =======

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)



NOTE 6 -- LONG-TERM DEBT AND OTHER OBLIGATIONS
-----------------------------------------------

Long-term debt and other obligations consist of:



                                                                                May 31,        February 28,
                                                                                 1998             1998
                                                                            --------------   ---------------
Mortgages payable-Non-recourse, payable from 1998 through 2008.
     Interest rates from 5.61% to 11.5%                                        $ 27,373             $250
Capitalized lease obligations payable in various amounts
     through 2017.  Interest rates range from 8% to 16%.                         29,468           11,033
Bankers Trust revolving credit facility of up to $750,000, with interest at Base Rate (as defined) (8.5% at May 31, 1998) due
     2003                                                                       473,000              -
Plitt Theatres, Inc. Senior Subordinated Notes with interest at
     10.875% due 2004                                                           200,000              -
                                                                               --------          -------
                                                                                729,841           11,283
Less: Current maturities                                                          9,785              770
                                                                               --------          -------
                                                                               $720,056          $10,513
                                                                               ========          =======

On May 14, 1998, in connection with the Combination, the Company entered into a $1 billion senior credit facility with Bankers Trust Company, as administrative agent. The new credit facility has been used to repay all intercompany amounts due to Sony Corporation of America and affiliates and has replaced Cineplex Odeon's existing credit facility. This credit facility is comprised of a $750 million senior secured revolving credit facility, secured by substantially all of the assets of LCP and its subsidiaries, and a $250 million uncommitted facility. The credit facility bears interest, at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate plus an applicable margin based on the Company's Leverage Ratio (as defined). The senior credit facility includes various financial covenants, including a leverage test and interest coverage test, as well as customary restrictive covenants, including: (i) limitations on indebtedness, (ii) limitations on dividends and other payment restrictions, (iii) limitations on asset sales, (iv) limitations on transactions with affiliates, (v) limitations on the issuance and sale of capital stock of subsidiaries, (vi) limitations on lines of business,
(vii) limitations on merger, consolidation or sale of assets and (viii) certain reporting requirements. The Company's initial borrowing under the new credit facility to fund the aforementioned transactions at the time of closing was $500 million.

The Company's revolving credit facility and Plitt Theatres, Inc. note indenture contain certain covenants including those related to the maintenance of maximum leverage ratios and a minimum debt service coverage ratio, as defined by the agreements.

At February 28, 1998, the Company had debt due to a Sony Corporation of America affiliate totaling $296,333 carrying an interest rate of 5.9%. Concurrently with the closing of the Combination the Company repaid this debt on May 14, 1998.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE  7  STOCKHOLDERS' EQUITY
------------------------------

The following table reconciles the Company's stockholders' equity for the period from February 28, 1998 to May 31, 1998.

                                                             Class A                   Class B             Additional
                                        Voting            Non-voting                Non-voting                Paid-in      Retained
                                        Shares   Amount       Shares     Amount         Shares     Amount     Capital      Earnings
                                        -----    ------       ------     ------         -----      ------     -------      --------
Balances, February 28, 1998         19,270,321     $193    1,202,486        $12             -          $-   $ 299,277      $  25,029

   Net loss through May 14, 1998             -        -            -          -             -           -           -        (3,944)
   Exchange of existing Cineplex
      Odeon shares in conjunction
      with the Combination          17,699,914      177            -          -        84,000           1     266,579              -
   Issuance of shares to
      Universal under a
      subscription agreement         4,426,607       44            -          -             -           -      84,456              -
   Issuance of shares to Sony
      affiliates for Star
      Theatres and S&J Theatres      2,664,304       27            -          -             -           -        (27)              -
   Stock Options Exercise               18,778        -            -          -             -           -         351              -
   Dividend to Sony affiliate                -        -            -          -             -           -    (59,023)       (21,085)
                                    ----------     ----     ---------        ---      -------          --   ---------      ---------
                                    44,079,924      441     1,202,486         12       84,000           1     591,613              -
   Results from May 14, to
      May 31, 1998                           -        -            -          -             -           -           -         3,201
                                    ----------     ----     ---------        ---      -------          --   ---------      --------
Balance at May 31, 1998             44,079,924     $441     1,202,486        $12       84,000          $1   $ 591,613      $  3,201
                                    ==========     ====     =========        ===       ======          ==   =========      ========

NOTE 8 -- LEASES
-----------------

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

Future minimum rental commitments at May 31, 1998 and February 28, 1998, related to operating and capital leases, having an initial or remaining noncancelable lease term of one or more years, aggregated $1,838,309 and $521,469, respectively. The increase in future minimum lease commitments experienced during the period was primarily due to the inclusion of the Cineplex Odeon commitments assumed as a result of the consummation of the Combination.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 9 -- EARNINGS PER SHARE
----------------------------

In 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated, to conform with the requirements of SFAS No. 128. A reconciliation of the number of shares used in the computations for basic and diluted net loss per share is as follows:

                                                      THREE MONTHS ENDED MAY 31, 1998
                                                -------------------------------------------
                                                   INCOME         SHARES          PER SHARE
                                                (NUMERATOR)    (DENOMINATOR)        AMOUNT
                                                -----------    -------------      ---------
Basic EPS net loss applicable to common stock      ($743)        24,619,805           ($0.03)
Effect of dilutive securities                          -            364,744                -
                                                   -----         ----------           ------
Diluted EPS net loss                               ($743)        24,984,549           ($0.03)
                                                   =====         ==========           ======
                                                      THREE MONTHS ENDED MAY 31, 1997
                                                -------------------------------------------
                                                   INCOME         SHARES          PER SHARE
                                                (NUMERATOR)    (DENOMINATOR)        AMOUNT
                                                -----------    -------------      ---------
Basic EPS net loss applicable to common stock      ($400)        20,472,807           ($0.02)
Effect of dilutive securities
                                                       -                  -                -
                                                   -----         ----------           ------
Diluted EPS net loss                               ($400)        20,472,807           ($0.02)
                                                   =====         ==========           ======


NOTE 10  STOCK OPTIONS
----------------------

Pursuant to the Combination, the Company has converted the outstanding Cineplex Odeon stock options as of May 14, 1998 into the Company's stock options. As a result, the Company has a total of 3,413,633 stock options at a weighted average exercise price of $13.05 outstanding at May 31, 1998. Of the total options outstanding as of that date a total of 1,526,360 are currently exercisable.


NOTE 11 -- NEW ACCOUNTING PRONOUNCEMENT
---------------------------------------

The following new pronouncement has been issued but is not yet effective:

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," is effective for all the Company's fiscal quarters for all fiscal years beginning February 28, 2000. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that the Company recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

The Company expects to adopt the above standard when required and does not believe that it will have a significant impact on its financial position or operating results.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 12 -- SUBSEQUENT EVENTS
----------------------------

Plitt Tender Offer
------------------

As a result of the Combination, Plitt Theatres, Inc. ("Plitt"), Cineplex Odeon's U.S. theatre group became a wholly owned subsidiary of the Company. Plitt has outstanding $200 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes due 2004 (the "Plitt Notes"). Additionally, a "change of control" was triggered under provisions of the indenture under which the Plitt Notes were issued (the "Plitt Indenture"). Accordingly, on June 15, 1998, Plitt commenced an offer to purchase (the "Change of Control Offer") any and all of the Plitt Notes for cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest to (but excluding) the date of purchase.

On June 15, 1998, Plitt commenced an at-the-market tender offer and consent solicitation (the "At-the-Market Offer" and, together with the Change of Control Offer, the "Plitt Note Repurchase") for any and all outstanding Plitt Notes. Under the terms of the At-the-Market Offer, as amended on June 26, 1998, Plitt has offered to purchase the outstanding Plitt Notes for cash at a purchase price to be determined by reference to a fixed spread of 55 basis points over the yield to maturity of the United States Treasury 6.25% Bonds due May 31, 1999 (the "Reference Security") on the second business day preceding the expiration date of the At-the-Market Offer (the "Rate Date"), plus accrued and unpaid interest to (but excluding) the date of payment. The consent solicitation sought noteholder approval to amend the indenture in order to eliminate substantially all of the restrictive covenants contained in the indenture. The consent solicitation expired on July 1, 1998, when a supplemental indenture effecting the proposed amendments was executed. On July 2, 1998, the Company announced that the holders of more than 95% of the outstanding principal amount of the Plitt Notes consented, in connection with the at-the-market offer, to the above mentioned amendments. However, the proposed amendments will only become operative upon consummation of the At-the-Market Offer. The At-the-Market Offer, which expires on August 4, 1998, is subject to various conditions, including no event continuing that could materially impair the benefits to the Company of the offer and consent solicitation contemplated at the time that the offer was commenced.


Equity Offering
---------------

On June 15, 1998, the Company filed a Registration Statement on Form S-1 under the Securities Act of 1933 offering to sell 10 million shares of Common Stock, plus up to an additional 1.5 million shares under an over-allotment option to be granted to the underwriters.

If the offering is consummated, the Company may be obligated to issue additional shares of Common Stock to Universal for no additional consideration pursuant to anti-dilution provisions in the Company's subscription agreement with Universal.


Debt Offering
-------------

On June 17, 1998, the Company commenced an offering of $200 million aggregate principal amount of Senior Subordinated Notes due 2008 to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 13  COMMITMENTS AND CONTINGENCIES
--------------------------------------

The Company has entered into commitments for the future development and construction of theatre properties aggregating approximately $290.0 million (including letters of credit in the amount of $23.1 million). The Company has also guaranteed an additional $45.4 million related to obligations under lease agreements entered into by MJT. The Company is of the opinion that MJT will be able to perform under its respective obligations and that no payment will be required and no losses will be incurred under these guarantees.

Additionally, the Company is committed, under the terms of the joint venture agreement dated June 10, 1998 with Yelmo Films S.A., to provide funding for the future development and construction of theatre properties aggregating up to approximately $50 million. This acquisition will be accounted for under the purchase method of accounting and the operating results of the joint venture will be included from the date of acquisition.

The Company is a defendant in various lawsuits arising in the ordinary course of business and is involved in certain environmental matters. It is the opinion of management that any liability to the Company which may arise as a result of these matters will not have a material adverse effect on its financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion of the Company's financial condition and operating results should be read in conjunction with selected historical financial data and the unaudited consolidated financial statements of the Company for the three month periods ended May 31, 1998 and 1997. The information presented below includes the results of Cineplex Odeon Corporation, which became a wholly owned subsidiary of the Company on May 14, 1998, for the 17 day period ended May 31, 1998.

This discussion incorporates operating results of partnerships in which the Company has interests to the extent of its equity share as required by the equity method of accounting.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THREE MONTHS ENDED MAY 31, 1997

Operating Revenues of approximately $117.8 million for the three months ended May 31, 1998 were $24.6 million, or 26.4%, higher than the comparable period of the prior year. Operating revenues are generated primarily from admission revenues and concession sales. Admission revenues for the three months ended May 31, 1998 of approximately $83.2 million were $15.8 million, or 23.4%, higher, and concession revenues of approximately $31.2 million were $7.7 million, or 32.8%, higher, in comparison to the three months ended May 31, 1997. The increases in revenue for the quarter were primarily due to the inclusion of 17 days of operating results for Cineplex Odeon of $26.5 million.

Operating Costs of approximately $89.9 million for the three months ended May 31, 1998 were approximately $18.8 million, or 26.4%, higher than the three months ended May 31, 1997, due primarily to the inclusion of 17 days of operating results for the Cineplex Odeon theatres of $21.1 million.

General and Administrative Costs of approximately $7.9 million for the three months ended May 31, 1998 were $2.0 million higher than the three months ended May 31, 1997 due primarily to the inclusion of 17 days of operating results for Cineplex Odeon and start up costs associated with the Company's international operations.

Depreciation and Amortization Costs of approximately $14.7 for the three months ended May 31, 1998 were $2.1 million higher than for the three months ended May 31, 1997 due to the inclusion of 17 days of operating results for the Cineplex Odeon theatres.

Interest Expense of approximately $6.1 million for the three months ended May 31, 1998 was $2.5 million higher than for the three months ended May 31, 1997 due primarily to the inclusion of 17 days of results for Cineplex Odeon and the impact of additional borrowings under the Company's new credit facility.

Modified EBITDA for the three months ended May 31, 1998 of $19.9 million increased $3.7 million in comparison to the three months ended May 31, 1997 primarily due to the inclusion of 17 days of results for Cineplex Odeon. Modified EBITDA (earnings before interest, taxes, depreciation and amortization, and gains/losses on asset disposal or sales) is a measure of financial performance that management uses in measuring the Company's financial performance. Modified EBITDA measures the amount of cash that a company has available for investment or other uses and is used by the Company as a measure of performance. Modified EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Modified EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the three months ended May 31, 1998 was approximately $27.3 million, which was approximately $17.3 million higher than for the three months ended May 31, 1997. The Company derives substantially all of its revenues from cash collected at the box office and through concession sales. Generally, this provides the Company with a working capital operating float since cash revenues are generally collected in advance of the payment of related expenses.

On May 14, 1998 and in connection with the Combination, the Company repaid all amounts outstanding under the Sony Corporation of America Credit Facility ("Sony Facility"). At February 28, 1998, LTM Holdings Inc.'s outstanding balance against the Sony Facility was approximately $296.3 million.

For periods prior to the closing of the Combination, the Company was included in the consolidated federal income tax returns of SCA. For financial reporting purposes, the Company reports its federal income tax expense and related liability as if it filed a separate income tax return. The resultant liability (or benefit) is treated as an intercompany payable (or receivable).

The Company has experienced, and expects to continue to realize, improved operating results as a result of investments in theatres over the last five years (including new builds, reconfigurations of existing theatres and closing unprofitable or uncompetitive theatres). At May 31, 1998, the Company had capital spending commitments for the future development and construction of 41 theatre properties comprising 608 screens aggregating approximately $290.0 million.

Additionally, the Company is committed, under the terms of the joint venture agreement dated June 10, 1998 with Yelmo Films S.A., to provide funding for the future development and construction of theatre properties aggregating approximately $50 million.


LIQUIDITY AND CAPITAL RESOURCES - (POST-COMBINATION)

In connection with the Combination, the Company entered into a $1 billion senior credit facility with Bankers Trust Company, as administrative agent. The new credit facility, together with funds provided by Universal under the Subscription Agreement, replaced the Sony Credit Facility and Cineplex Odeon's existing credit facility, funded cash paid to SPE and/or its affiliates upon closing of the Combination and will provide ongoing financing to the Company to fund the Company's further expansion in North America and internationally. This credit facility is comprised of a $750 million senior secured revolving credit facility, secured by substantially all of the assets of LCP and its subsidiaries, and a $250 million uncommitted facility. The credit facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar (as defined therein) rate plus an applicable margin based on the Company's Leverage Ratio (as defined therein).

The Company's borrowings under the new credit facility at May 31, 1998 totaled $473 million.

As a result of the Combination, Plitt Theatres, Inc. ("Plitt"), Cineplex Odeon's U.S. theatre group, became a wholly owned subsidiary of the Company. Plitt has outstanding $200 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes due 2004 (the "Plitt Notes"). As a result of the Combination, a "change of control" was triggered under provisions of the indenture under which the Plitt Notes were issued (the "Plitt Indenture"). Accordingly, on June 15, 1998, Plitt commenced an offer to purchase (the "Change of Control Offer") any and all of the Plitt Notes for cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest to (but excluding) the date of purchase.

Additionally, on June 15, 1998, Plitt commenced an at-the-market tender offer and consent solicitation (the "At-the-Market Offer" and, together with the Change of Control Offer, the "Plitt Note Repurchase") for any and all outstanding Plitt Notes. Under the terms of the At-the-Market Offer, as amended on June 26, 1998, Plitt has offered to purchase the outstanding Plitt Notes for cash at a purchase price to be determined by reference to a fixed spread of 55 basis points over the yield to maturity of the United States Treasury 6.25% Bonds due May 31, 1999 (the "Reference Security") on the second business day preceding the expiration date of the At-the-Market Offer (the "Rate Date"), plus accrued and unpaid interest to (but excluding) the date of payment. The consent solicitation sought noteholder approval to amend the indenture in order to eliminate substantially all of the restrictive covenants contained in the indenture. The consent solicitation expired July 1, 1998, when a supplemental indenture effecting the proposed amendments was executed. On July 2, 1998, the Company announced that the holders of more than 95% of the outstanding principal amount of the Plitt Notes consented, in connection with the at-the-market offer, to the above mentioned amendments. However, the proposed amendments will only become operative upon consummation of the At-the-Market Offer. The At-the-Market Offer, which expires August 4, 1998, is subject to various conditions, including no event continuing that could materially impair the benefits to the Company of the offer and consent solicitation contemplated at the time the offer was commenced.

On June 15, 1998, the Company filed a Registration Statement on Form S-1 under the Securities Act of 1933 offering to sell 10 million shares of Common Stock, plus up to an additional 1.5 million shares under an over-allotment option to be granted to the underwriters.

If the offering is consummated, the Company may be obligated to issue additional shares of common stock to Universal for no additional consideration pursuant to anti-dilution provisions in the Company's subscription agreement with Universal.

On June 17, 1998, the Company commenced an offering of $200 million aggregate principal amount of Senior Subordinated Notes due 2008 to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933.

New Accounting Pronouncements

The Company has determined that one new pronouncement that has been issued but is not yet effective is applicable to the Company, and may have an impact on its financial statements:

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," is effective for all the Company's fiscal quarters for all fiscal years beginning February 28, 2000. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts by requiring that the Company to recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

The Company expects to adopt the above standard when required and does not believe that it will have a significant impact on its financial position or operating results.


Cautionary Notice Regarding Forward Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward looking statements. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in the following section ("Factors That May Affect Future Performance"). All forward-looking statements are expressly qualified in their entirety by the Cautionary Statements.


Factors That May Affect Future Performance

In addition to other factors and matters discussed elsewhere herein, factors that, in the view of the Company, could cause actual results to differ materially from those discussed in forward-looking statements include: (i) the effect of economic conditions on a national, regional or international basis;
(ii) the ability of the Company to integrate the operations of Cineplex Odeon, the compatibility of the operating systems of the combined companies, the degree to which existing administrative functions and costs are complementary or redundant; (iii) competitive pressures in the motion picture exhibition industry; (iv) the financial resources of, and films available to, competition;
(v) changes in laws and regulations, including changes in accounting standards;
(vi) the determination of the number, job classification and location of employee positions to be eliminated as a result of the combination of LTM Holdings Inc. and Cineplex Odeon; and (vii) opportunities that may be presented to and pursued by the Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended February 28, 1998.

ITEM 2.   CHANGES IN SECURITIES

          On May 14, 1998, the Company issued (i) 291,086.591 shares of Common Stock to a wholly owned subsidiary of Sony Pictures Entertainment Inc. ("SPE") in connection with the exchange of such shares for all of the issued and outstanding shares of S&J Theatres, Inc., which holds the Company's 50% interest in Magic Johnson Theatres and (ii) 2,373,217.409 shares of Common Stock to a wholly owned subsidiary of SPE in connection with the merger of Star Theatres, Inc., which holds the Company's 50% interest in Loeks-Star Theatres, into a wholly owned subsidiary of the Company. Such issuances were not registered under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) thereof.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION


Plitt Tender Offer
------------------

As a result of the Combination, Plitt Theatres, Inc. ("Plitt"), Cineplex Odeon's U.S. theatre group became a wholly owned subsidiary of the Company. Plitt has outstanding $200 million aggregate principal amount of its 10 7/8% Senior Subordinated Notes due 2004 (the "Plitt Notes"). Additionally, a "change of control" was triggered under provisions of the indenture under which the Plitt Notes were issued (the "Plitt Indenture"). Accordingly, on June 15, 1998, Plitt commenced an offer to purchase (the "Change of Control Offer") any and all of the Plitt Notes for cash in an amount equal to 101% of the principal amount thereof, plus accrued and unpaid interest to (but excluding) the date of purchase.

On June 15, 1998, Plitt commenced an at-the-market tender offer and consent solicitation (the "At-the-Market Offer" and, together with the Change of Control Offer, the "Plitt Note Repurchase") for any and all outstanding Plitt Notes. Under the terms of the At-the-Market Offer, as amended on June 26, 1998, Plitt has offered to purchase the outstanding Plitt Notes for cash at a purchase price to be determined by reference to a fixed spread of 55 basis points over the yield to maturity of the United States Treasury 6.25% Bonds due May 31, 1999 (the "Reference Security") on the second business day preceding the expiration date of the At-the-Market Offer (the "Rate Date"), plus accrued and unpaid interest to (but excluding) the date of payment. The consent solicitation sought noteholder approval to amend the indenture in order to eliminate substantially all of the restrictive covenants contained in the indenture. The consent solicitation expired on July 1, 1998, when a supplemental indenture effecting the proposed amendments was executed. However, the proposed amendments will only become operative upon consummation of the At-the-Market Offer. The At-the-Market Offer, which expires on August 4, 1998, is subject to various conditions, including no event continuing that could materially impair the benefits to the Company of the offer and consent solicitation contemplated at the time that the offer was commenced.

Equity Offering
---------------

On June 15, 1998, the Company filed a Registration Statement on Form S-1 under the Securities Act of 1933 offering to sell 10 million shares of Common Stock, plus up to an additional 1.5 million shares under an over-allotment option to be granted to the underwriters.

If the offering is consummated, the Company may be obligated to issue additional shares of Common Stock to Universal for no additional consideration pursuant to anti-dilution provisions in the Company's subscription agreement with Universal.


Debt Offering
-------------

On June 17, 1998, the Company commenced an offering of $200 million aggregate principal amount of Senior Subordinated Notes due 2008 to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LOEWS CINEPLEX ENTERTAINMENT CORPORATION

Date: July 15, 1998
                                        By:  /s/ John J. Walker
                                             -----------------------
                                             John J. Walker
                                             Senior Vice President and
                                             Chief Financial Officer


                                        By:  /s/ Joseph Sparacio
                                             -----------------------
                                             Joseph Sparacio
                                             Vice President and Controller

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

           3.1   (1)  Amended and Restated Certificate of Incorporation of
                      Registrant
           3.2   (2)  Form of Amended and Restated By-laws of Registrant
           4.1   (3)  Indenture dated as of June 23, 1994, by and among Plitt
                      Theatres, Inc. and Cineplex Odeon Corporation and The Bank
                      of New York as Trustee
           4.2   (1)  Supplemental Indenture dated as of May 14, 1998 among
                      Registrant and The Bank of New York, as Trustee
           4.3        Second Supplemental Indenture dated as of July 1, 1998
                      among Plitt Theatres, Inc., Registrant and the Bank of New
                      York, as Trustee
          10.1   (1)  Stockholders Agreement among Registrant, Sony Pictures
                      Entertainment Inc., Universal Studios, Inc., Charles
                      Rosner Bronfman Family Trust and Other Parties thereto
                      dated as of September 30, 1997
          10.2   (1)  Tax Sharing and Indemnity Agreement dated May 14, 1998 by and among Registrant and Sony Corporation of America
          10.3   (1)  Sony Trademark Agreement dated May 14, 1998 by and among
                      Registrant and Sony Corporation of America
          10.4   (1)  Transition Services Agreement dated May 14, 1998 among
                      Registrant, Sony Corporation of America and Sony Pictures
                      Entertainment, Inc.
          10.5   (4)  Sony Entertainment Center Lease made as of May 9, 1997 between SRE San Francisco Retail Inc. and Loews California
                      Theatres Inc. (portions of such exhibit have been filed
                      separately with the Commission under an application for
                      confidential treatment pursuant to Rule 83 of the
                      Commission Rules on Organization, Conduct and Ethics, and
                      Information and Regulation (17 CFR (S) 200.83))
          10.6   (1)  Sony YBG Entertainment Center Tenant Work Agreement
          10.7   (2)  Form of Director Indemnification Agreement
          10.8   (2)  Loews Cineplex Entertainment Corporation 1997 Stock
                      Incentive Plan
          10.9   (1)  Credit Agreement dated as of May 14, 1998 among
                      Registrant, as Borrower, the lenders listed therein, as
                      Lenders, Bankers Trust Company, as Administrative Agent
                      and Co-Syndication Agent and Bank of America NT&SA, The
                      Bank of New York and Credit Suisse First Boston, as Co-
                      Syndication Agents
          10.10  (1)  Employment Agreement between Registrant and Lawrence J.
                      Ruisi
          10.11  (5)  Employment Agreement between Cineplex Odeon Corporation and Allen Karp
          10.12  (1)  Assumption dated May 14, 1998 of Allen Karp Employment
                      Agreement by Registrant
          10.13  (2)  Agreement between Registrant and Seymour H. Smith, dated
                      May 1, 1990, including Letter Amendments dated November
                      14, 1991, March 9, 1993, May 10, 1995, April 11, 1996 and
                      June 6, 1997
          10.14  (2)  Agreement between Registrant and Travis Reid, dated
                      October 21, 1995
          10.15  (2)  Agreement between Registrant and Joseph Sparacio, dated
                      August 20, 1994, including Term Extension Letter dated
                      March 5, 1997
          10.16  (2)  Agreement between Registrant and John J. Walker, dated
                      June 1, 1993, including Term Extension Letter dated March
                      5, 1997
          10.17  (2)  Letter Agreement between Registrant and John C. McBride,
                      Jr., dated November 17, 1997
          10.18  (2)  Letter Agreement between Registrant and Mindy Tucker, dated December 15, 1997
          27          Financial Data Schedule (for SEC use only)

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, Commission file number 1-14099.

(2) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on February 13, 1998, Commission file number 333-46313.

(3) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 of Cineplex Odeon Corporation, Commission file number 1-9454.

(4) Incorporated by reference to Amendment Number 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, Commission file number 1-14099.

(5) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of Cineplex Odeon Corporation, Commission file number 1-9454.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended May 31, 1998.