Form 10-Q
period 1998-08-31
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 1998-10-15
CIK 1054588

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1998


                        Commission file number  1-14099


                    Loews Cineplex Entertainment Corporation
                    ----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                      13-3386485
-------------------------------                       --------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

       711 Fifth Avenue
      New York, New York                                   10022
-------------------------------                          ----------
(Address of Principal                                    (Zip Code)
Executive Offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:              (212) 833-6200
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

Common Stock outstanding (including non-voting common stock) - 58,622,646 shares at August 31, 1998

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                                     INDEX

                                                                     Page Number

PART I.        FINANCIAL INFORMATION
     ITEM 1.   FINANCIAL STATEMENTS
               Consolidated Balance Sheets                                     3
               Unaudited Consolidated
                Statements of Operations                                       4
               Unaudited Consolidated Statements
                of Cash Flows                                                  5
               Notes to Unaudited
                Consolidated Financial Statements                        6 to 13
     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                             14 to 20

PART II.       OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                              21
     ITEM 2.   CHANGES IN SECURITIES                                          21
     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                21
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                              21
     ITEM 5.   OTHER INFORMATION                                              22
     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                         22 to 23
                SIGNATURES                                                    24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

                                                                                           August 31,   February 28,
                                                                                              1998          1998
                                                                                          ------------  ------------
                                                                                           (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                             $   56,882       $  9,064
     Accounts receivable                                                                       19,552          5,479
     Inventories                                                                                4,946          1,146
     Prepaid expenses and other current assets                                                  3,416          2,520
                                                                                           ----------       --------
               TOTAL CURRENT ASSETS                                                            84,796         18,209
PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                                     1,146,499        609,152
EXCESS PURCHASE PRICE                                                                         296,679              -
OTHER ASSETS
     Investments in and advances to partnerships                                               41,325         31,763
     Goodwill, net                                                                             83,159         53,143
     Other intangibles assets, net                                                              6,346          6,005
     Deferred charges and other assets                                                         38,160         10,279
                                                                                           ----------       --------
               TOTAL ASSETS                                                                $1,696,964       $728,551
                                                                                           ==========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                 $  250,585       $ 59,871
     Due to Sony affiliates                                                                         -          3,810
     Deferred revenue                                                                          19,321          3,063
     Current maturities of long-term debt and
      other obligations                                                                         4,863            250
     Current portion of capital leases                                                          5,896            520
                                                                                           ----------       --------
               TOTAL CURRENT LIABILITIES                                                      280,665         67,514

DEFERRED INCOME TAXES                                                                          18,232         18,299
LONG-TERM DEBT AND OTHER OBLIGATIONS                                                          622,842              -
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                            54,137         10,513
DEBT DUE TO SONY AFFILIATES                                                                         -        292,523
PENSION AND OTHER  POST RETIREMENT OBLIGATIONS                                                  9,591          3,791
OTHER LIABILITIES                                                                              12,597         11,400
                                                                                           ----------       --------
               TOTAL LIABILITIES                                                              998,064        404,040
                                                                                           ----------       --------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
     Common stock ($.01 par value, 300,000,000 shares authorized; 58,538,646 shares issued and outstanding at August 31, 1998 and 19,270,321 shares issued
          and outstanding at February 28, 1998)                                                   586            193
     Common stock-Class A non-voting ($.01 par value, 10,000,000 authorized;
          nil issued and outstanding at August 31, 1998 and 1,202,486 issued and
          outstanding at February 28, 1998)                                                         -             12
     Common stock-Class B non-voting ($.01 par value, 10,000,000 shares authorized;
          84,000 shares issued and outstanding at August 31, 1998 and nil issued and
          outstanding at February 28, 1998)                                                         1              -
     Accumulated other comprehensive income:
          Foreign currency translation adjustment                                              (7,382)             -
     Additional paid-in capital                                                               694,220        299,277
     Retained earnings                                                                         11,475         25,029
                                                                                           ----------       --------
               TOTAL STOCKHOLDERS' EQUITY                                                     698,900        324,511
                                                                                           ----------       --------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,696,964       $728,551
                                                                                           ==========       ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

                                                        For the Three Months Ended  For the Six Months Ended
                                                        --------------------------  ------------------------
                                                         August 31,    August 31,   August 31,   August 31,
                                                            1998          1997         1998         1997
                                                        ------------  ------------  -----------  -----------
REVENUES
     Admissions                                          $   206,856   $    85,624  $   290,063  $   152,994
     Concessions                                              81,364        30,390      112,534       53,876
     Other                                                     9,239         3,630       12,676        5,990
                                                         -----------   -----------  -----------  -----------
                                                             297,459       119,644      415,273      212,860
                                                         -----------   -----------  -----------  -----------

EXPENSES
     Theatre operations and other expenses                   210,444        81,596      295,558      148,995
     Cost of concessions                                      12,826         4,569       17,655        8,265
     General and administrative                               13,936         6,519       21,882       12,456
     Depreciation and amortization                            26,088        13,033       40,748       25,605
     Loss on sale/disposal of theatres                           981         3,163        1,002        3,188
                                                         -----------   -----------  -----------  -----------
                                                             264,275       108,880      376,845      198,509
                                                         -----------   -----------  -----------  -----------
INCOME FROM OPERATIONS                                        33,184        10,764       38,428       14,351
INTEREST EXPENSE                                              16,416         3,721       22,522        7,343
                                                         -----------   -----------  -----------  -----------
INCOME BEFORE INCOME TAXES                                    16,768         7,043       15,906        7,008
INCOME TAX EXPENSE                                             8,494         3,417        8,375        3,782
                                                         -----------   -----------  -----------  -----------

NET INCOME                                               $     8,274   $     3,626  $     7,531  $     3,226
                                                         ===========   ===========  ===========  ===========

   Weighted Average Shares Outstanding - basic (A)        49,196,205    20,472,807   37,046,497   20,472,807

   Weighted Average Shares Outstanding - diluted (A)      49,196,205    20,472,807   37,046,497   20,472,807

   Earnings per Share - basic                                   $.17          $.18         $.20         $.16
                                                         ===========   ===========  ===========  ===========

   Earnings per Share - diluted                                 $.17          $.18         $.20         $.16
                                                         ===========   ===========  ===========  ===========

(A) The periods ended August 31, 1997 have been restated to reflect a stock dividend declared on February 5, 1998.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                                For the Six Months Ended
                                                                                          ------------------------------------
                                                                                              August 31,         August 31,
                                                                                                 1998               1997
                                                                                          -------------------  ---------------
OPERATING ACTIVITIES
     Net income                                                                                    $   7,531         $  3,226
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                               40,748           25,605
          Loss on sale/disposal of  theatres                                                           1,002            3,188
          Equity earnings from long-term investments, net of distributions
               received                                                                                  241                -
     Changes in operating assets and liabilities:
          Increase in amounts due to SCA affiliates                                                        -            2,552
          Decrease in deferred taxes                                                                     (67)            (372)
          Increase in accounts receivable                                                             (3,887)          (2,920)
          Increase in accounts payable and accrued expenses                                           41,164              946
          Increase in other operating assets and liabilities, net                                      6,482              911
                                                                                                   ---------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             93,214           33,136
                                                                                                   ---------         --------

INVESTING ACTIVITIES
     Repayments/(borrowings) of partnerships                                                           5,493           (4,295)
     Investments in partnerships                                                                     (15,296)             (77)
     Capital expenditures                                                                            (34,980)         (18,203)
     Merger related costs                                                                            (19,864)               -
                                                                                                   ---------         --------
NET CASH USED IN INVESTING ACTIVITIES                                                                (64,647)         (22,575)
                                                                                                   ---------         --------

FINANCING ACTIVITIES
     Repayment of debt due to Sony affiliates                                                       (299,487)          (3,390)
     Proceeds from bank credit facility                                                              500,000                -
     Repayment of senior credit facility and long-term debt                                         (359,492)            (235)
     Deferred financing fees on bank credit facility                                                  (5,999)               -
     Repayment of Plitt Theatres, Inc. notes                                                        (212,731)               -
     Proceeds of new note offering, net of deferred financing fees                                   289,577                -
     Proceeds on issuance of common stock, net of offering expenses                                  102,991                -
     Proceeds from issuance of common stock to Universal upon Combination                             84,500                -
     Dividend paid to Sony affiliate on Combination                                                  (80,108)               -
                                                                                                   ---------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                             19,251           (3,625)
                                                                                                   ---------         --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                 47,818            6,936
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       9,064            2,160
                                                                                                   ---------         --------

CASH AND CASH EQUIVALENTS AT END OF  PERIOD                                                        $  56,882         $  9,096
                                                                                                   =========         ========

Supplemental Cash Flow Information:
     Income taxes paid, net of refunds received                                                    $   1,462         $  1,809
                                                                                                   =========         ========
     Interest paid (including $6,942 and $6,446 paid to Sony affiliates)                           $  19,743         $  6,933
                                                                                                   =========         ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)



NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION
-----------------------------------------------

Loews Cineplex Entertainment Corporation ("LCP" or the "Company", formerly LTM Holdings, Inc.), is a major motion picture theatre exhibition company with operations in North America and Europe. The Company conducts business under the Loews Theatres, Sony Theatres, Cineplex Odeon Theatres, Star Theatres, Magic Johnson Theatres and Yelmo Cineplex Theatres marquees. As of August 31, 1998, LCP owns, or has interests in, and operates 2,892 screens at 458 theatres in 22 states and the District of Columbia, 6 Canadian provinces, Spain, Hungary and Turkey. The Company's principal markets include New York, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle, Washington D.C. in the U.S.; Toronto, Montreal and Vancouver, in Canada; and Madrid, Spain. The Company holds a 50% partnership interest in each of the Yelmo Cineplex de Espana ("Yelmo"), Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships. Yelmo, LST and MJT hold interests in and operate 25 locations, comprising a total of 260 screens. Screens and locations for the partnerships are included in the Company amounts referred to above.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information; therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The business combination with Cineplex Odeon Corporation ("Cineplex" or "Cineplex Odeon") has been accounted for under the purchase method of accounting, and, therefore, the unaudited consolidated financial statements for the six months ended August 31, 1998 include the operating results of Cineplex Odeon following the date of combination (May 14, 1998) to August 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 1998.


NOTE 2 -- BUSINESS COMBINATION
-------------------------------

On May 14, 1998, pursuant to the Amended and Restated Master Agreement (the "Master Agreement") dated September 30, 1997, LTM Holdings, Inc. and Cineplex Odeon, another motion picture exhibitor with operations in the U.S. and Canada, combined (the "Combination"). As called for in the Master Agreement, on the date of the Combination, the outstanding common shares of Cineplex Odeon were exchanged for LCP shares on a ten for one basis.

At the closing of the Combination, the Company issued 7,264,642 shares of Common Stock and 80,000 shares of Class B Non-Voting Common Stock to Universal Studios, Inc. ("Universal"), 4,324,003 shares of Common Stock and 4,000 shares of Class B Non-Voting Common Stock to the Charles Rosner Bronfman Family Trust and certain related shareholders (the "Claridge Group") and 6,111,269 shares of common stock to the other shareholders of record of Cineplex Odeon, for an aggregate value of approximately $266.8 million, in exchange for the outstanding shares of Cineplex Odeon and its wholly-owned subsidiary, Plitt Theatres, Inc. ("Plitt"). In addition, the Company issued 4,426,607 shares of common stock to Universal for consideration of $84.5 million as required under a subscription agreement, and 2,664,304 shares of Common Stock in connection with the transfer by Sony Pictures Entertainment Inc. ("SPE") of its interest in Star Theatres of Michigan, Inc. ("Star") and S&J Theatres, Inc. ("S&J") to the Company.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)



NOTE 2 -- CONTINUED
-------------------

The Combination has been accounted for under the purchase method of accounting and, accordingly, the cost to acquire Cineplex Odeon will be allocated to the assets acquired and liabilities assumed of Cineplex Odeon based on their respective fair values, with the excess to be allocated to goodwill. The Company has arranged for an independent valuation and other studies required to determine the fair value of the assets acquired and liabilities assumed. These valuations and studies have not been completed and, accordingly, the balances reflected in the unaudited consolidated statement of financial position as of August 31, 1998 are preliminary and subject to further revision and adjustments. For purposes of these unaudited consolidated financial statements, the carrying value of the Cineplex Odeon net assets acquired was assumed to approximate fair value. Therefore, the $296.7 million of excess purchase price over the historical net book value of the net assets of Cineplex Odeon (excluding approximately $31 million of historical goodwill) has been classified on the unaudited consolidated balance sheet as Excess Purchase Price and the related amortization expense reflected in the unaudited consolidated statement of operations and the following unaudited pro forma results of operations for the six month periods ended August 31, 1998 have been recorded on a straight line basis over a forty year period.

Upon completion of the determination of fair value, the Excess Purchase Price will be allocated to specific assets and liabilities of Cineplex Odeon. It is anticipated that there will be reductions in the carrying value associated with certain assets, and alternatively the fair value of certain other assets and liabilities may exceed carrying value. Accordingly, the final valuation could result in materially different amounts and allocations of Excess Purchase Price from the amounts and allocations reflected in the following unaudited pro forma results of operations and the unaudited consolidated financial statements, primarily between goodwill, property, equipment and leaseholds and certain liabilities resulting in corresponding changes in depreciation and amortization amounts. For every one million dollars of Excess Purchase Price allocated to fixed assets, depreciation and amortization will increase $25 thousand annually (assuming an average 20 year service life for fixed assets and straight line depreciation). Based on preliminary estimates of fair value related to certain assets and liabilities, additional Excess Purchase Price of between $75 million and $125 million could result at the conclusion of the valuation. The Company currently anticipates that the necessary valuations and related allocations will be completed by the end of fiscal 1999.

On October 15, 1998, the Company announced that in order to meet certain regulatory requirements it has modified the terms of the previously announced sale to Cablevision Systems Corp. ("Cablevision") of certain theatres in the New York City, Chicago and suburban New York areas. The Company had originally announced the sale of 105 screens in 31 locations in the New York City, Chicago and suburban New York areas for $92 million. The sale of the theatres in New York City and Chicago were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached to permit the merger of Loews Theatres Exhibition Group with Cineplex Odeon. The DOJ indicated that it would not approve Cablevision as a buyer of the theatres in Chicago. Under the terms of a revised agreement, Cablevision has agreed to purchase 35 screens in 13 theatres in New York City, in accordance with the DOJ order, and an additional 29 screens in 11 theatres in the suburban New York area for a total of $92 million. The Company and Cablevision are now moving forward to obtain the required final regulatory and third party consents and approvals. The Company expects that the DOJ will approve Cablevision as a buyer of the New York City theatres under the modified agreement.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)



NOTE 2 -- CONTINUED
-------------------

The Company also announced that it intends to now sell separately the 49 screens at 11 theatres in Chicago which were the subject of the DOJ order. Several parties have expressed interest in these theatres and an announcement is expected to be made in the near future.

The unaudited condensed pro forma results of operations presented below assume that the Combination occurred at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of the combined results of operations of LCP and Cineplex Odeon that would have occurred if the transaction had occurred on the dates previously indicated nor are they necessarily indicative of future operating results of the combined company.

                                                     Six Months Ended
                                          -------------------------------------
                                             August 31,           August 31,
                                                1998                 1997
                                          ------------------  -----------------
Revenues                                       $511.8               $507.4
                                               ======               ======
Net income (loss)                               $(2.3)               $(7.2)
                                               ======               ======
Pro forma net income (loss)
 per common share                               $(.04)               $(.12)
                                               ======               ======
Actual net income per common share*              $.20                 $.16
                                               ======               ======

*  Presented for comparative purposes only.


NOTE 3 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES
-----------------------------------------------

Accounts payable and accrued expenses consist of:

                                   August 31,  February 28,
                                      1998         1998
                                   ----------  ------------
Accounts payable - trade             $ 81,489       $36,924
Accrued expenses and other            169,096        22,947
                                     --------       -------
                                     $250,585       $59,871
                                     ========       =======

Accrued expenses and other include $70.7 million of contractual obligations and other liabilities relating to the Combination.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)



NOTE 4 -- LONG-TERM DEBT AND OTHER OBLIGATIONS
-----------------------------------------------

Long-term debt and other obligations consist of:

                                                                            August 31,       February 28,
                                                                               1998              1998
                                                                            ----------       ------------
Bankers Trust Senior Revolving Credit Facility with an average
     interest rate of 7.81% at August 31, 1998, due 2003                     $303,000         $    -
Loews Cineplex Senior Subordinated Notes with interest at 8 7/8%
     due 2008, net of original issue discount                                 297,572              -
Plitt Theatres, Inc. Senior Subordinated Notes with interest at
     10.875% due 2004                                                           5,300              -
Mortgages payable-non-recourse, payable from 1998 through 2008.
     Interest rates from 5.61% to 11.5%                                        21,833            250
                                                                             --------         ------
                                                                              627,705            250
Less: Current maturities                                                        4,863            250
                                                                             --------         ------
                                                                             $622,842         $    -
                                                                             ========         ======

On May 14, 1998, in connection with the Combination, the Company entered into a $1 billion senior revolving credit facility with Bankers Trust Company, as administrative agent (the "Senior Revolving Credit Facility"). The new Senior Revolving Credit Facility has been used to repay all intercompany amounts due to Sony Corporation of America ("SCA") and affiliates and has replaced Cineplex Odeon's existing credit facility. This Senior Revolving Credit Facility is comprised of two tranches, a $750 million senior secured revolving credit facility, secured by substantially all of the assets of LCP and its subsidiaries, and a $250 million uncommitted facility. The Senior Revolving Credit Facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate plus an applicable margin based on the Company's Leverage Ratio (as defined in the credit agreement). The senior credit facility includes various financial covenants.

At February 28, 1998, the Company had debt due to a SCA affiliate totaling $296,333 and carrying an interest rate of 5.9%. Concurrently with the closing of the Combination, the Company repaid this debt on May 14, 1998.


Plitt Theatres, Inc. Tender Offer
---------------------------------

On August 4, 1998, Plitt, a wholly owned subsidiary of the Company, announced the completion of an at-the-market tender offer relating to Plitt's 10 7/8% Senior Subordinated Notes due 2004 (the "Plitt Notes"). The at-the-market offer expired on August 4, 1998, with holders of approximately 97% of the outstanding Plitt Notes tendering into the at-the-market offer for $212.7 million or 109.261% including accrued and unpaid interest. Payment for the tendered Plitt Notes was made on August 5, 1998.


Debt Private Placement
----------------------

On August 5, 1998, the Company issued $300 million of 8 7/8% Senior Subordinated Notes due 2008. The proceeds of these notes, combined with the proceeds from the equity offering (see Note 6) were primarily used to fund the tender offer for the Plitt Notes, reduce debt outstanding under the Company's Senior Revolving Credit Facility and increase the funds available under this facility to provide working capital and finance the expansion of the circuit in North America and internationally.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)



NOTE 4 -- CONTINUED
--------------------

Interest Rate Swaps
-------------------

In August 1998, the Company entered into interest rate exchange agreements for a term of four years (expiring in August 2002). As a result of these agreements the Company has fixed a LIBOR rate of 5.77% per annum (plus the applicable margin) on a notional amount of $250 million of indebtedness. Each swap has a quarterly reset date for settlements. The Company is accounting for these swaps as interest rate hedges.


NOTE 5 -- EARNINGS PER SHARE
----------------------------

In 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated, to conform with the requirements of SFAS No. 128. For the three and six months ended August 31, 1998 the Company is only required to disclose basic earnings per share, as the conversion of the outstanding employee stock options would be anti-dilutive.


NOTE  6 -- STOCKHOLDERS' EQUITY
-------------------------------

Equity Offering
---------------

On August 5, 1998, the Company sold to the public in a registered offering 10 million shares of Common Stock at a public offering price of $11.00 per share. The proceeds of this public offering, combined with the proceeds from the senior subordinated debt private placement (see Note 4) were primarily used to fund the tender offer for the Plitt Notes, reduce debt outstanding under the Company's senior credit facility and increase the funds available under this facility to provide working capital and finance the expansion of the circuit in North America and internationally.

In connection with the above mentioned transactions, upon consummation of the equity offering, the Company's Class A Non-Voting Common Stock held by SPE automatically converted into an equal number of shares of Common Stock and 3,255,212 additional shares of Common Stock were issued to Universal for no consideration under anti-dilution provisions of the Company's subscription agreement with Universal.

In conjunction with the Combination, the Company made a payment of approximately $395 million to SCA affiliates of which approximately $80 million was a dividend. The final payment to SCA affiliates is subject to specific post-closing audit procedures, which have not yet been completed. The Company estimates that upon completion of the procedures it may be required to make a further payment within a range of approximately $10 million to $15 million.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)



NOTE  6 -- CONTINUED
--------------------

The following table reconciles the Company's stockholders' equity for the period from February 28, 1998 to August 31, 1998:

                                          Class A                 Class B                  Cumulative      Additional
                       Voting            Non-Voting              Non-voting                Translation       Paid-in       Retained
                       Shares    Amount    Shares       Amount     Shares      Amount      Adjustment        Capital       Earnings
                       ------    ------    -----        ------     ------      ------      ----------        -------       --------
Balance at February
 28, 1998..........   19,270,321   $193   1,202,486       $12          -         $ -         $      -        $299,277       $25,029
  Net loss through
   May 14, 1998....            -      -           -         -          -           -                -               -        (3,944)
  Exchange of ex-
   isting Cineplex
   Odeon shares in
   conjunction with
   the Combination    17,699,914    177           -         -    84,000            1                -        266,579             -
  Issuance of shares
   to Universal
   under a subscrip-
   tion agreement...   4,426,607    44            -         -         -            -               -          84,456             -
  Issuance of shares
   to SCA affiliates
   for Star Theatres
   and S&J Theatres    2,664,304    27            -         -         -            -               -             (27)            -
  Exercise of Stock
   Options                18,778     -            -         -         -            -               -             351             -
  Dividend to SCA
   affiliates                  -     -            -         -         -            -               -         (59,023)       (21,085)
                      ----------   ---    ---------        --    ------          ---        --------       --------         -------
Balance at May 14,
 1998..............   44,079,924   441    1,202,486        12    84,000            1               -         591,613             -
  Net income from
   May 15, to May
   31, 1998.......             -     -            -         -         -            -               -              -           3,201
                      ----------   ---    ---------        --    ------          ---        --------       --------         -------
Balance at May
 31, 1998.........    44,079,924   441    1,202,486        12    84,000            1               -        591,613           3,201
  Exercise of
   Stock Options..         1,024     -            -         -         -            -               -             15               -
  Issuance of
   shares in
   Public Offer-
   ing, net of
   costs and
   expenses......     10,000,000   100            -         -         -           -                -       102,625                -
  Automatic con-
   version of
   SPE Class A
   non-voting
   shares to
   common shares       1,202,486    12   (1,202,486)     (12)         -            -               -              -               -
  Issuance of
   shares to
   Universal
   under an anti-
   dilution
   agreement.....      3,255,212    33            -         -         -            -               -            (33)              -
  Foreign
   currency
   translation
   adjustment....              -     -            -         -         -            -          (7,382)             -               -
  Net income for
   three months
   ended August
   31, 1998......              -     -            -         -         -            -               -              -           8,274
                      ----------   ---    ---------        --    ------          ---        --------       --------         -------
Balance at August
 31, 1998........     58,538,646  $586            -       $ -    84,000          $ 1        $(7,382)       $694,220         $11,475
                      ==========  ====   ==========       ===    ======          ===        =======        ========         =======

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)



NOTE 7 -- NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

Loews Cineplex has determined that three new pronouncements that have been issued-but are not yet effective-are applicable to the Company, and may have an impact on its financial statements:

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for the Company's fiscal year ending February 28, 1999, requires the Company to disclose financial information about business segments, including certain information about products and services, activities in different geographic areas and other information.

SFAS No. 132, "Employer's Disclosure about Pensions and Other Post-Retirement Benefits", is effective for the Company's fiscal year ending February 28, 1999. SFAS No. 132 standardizes the disclosure requirements for pension and other post-retirement plans; the standard does not change the measurement or recognition of such plans.

Finally, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," is effective for the Company's fiscal quarter ending May 31, 1999. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that the Company recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

The Company expects to adopt these standards when required and does not believe that they will have a significant impact on its financial position or operating results.


NOTE 8 -- COMPREHENSIVE INCOME
------------------------------

The Company has adopted SFAS No. 130 "Reporting Comprehensive Income". This pronouncement establishes a standard for the reporting of comprehensive income and its components in the Company's financial statements. The following components are reflected in the Company's comprehensive income:


                                                 Three Months Ended                 Six Months Ended
                                            August 31,         August 31,         August 31,       August 31,
                                               1998               1997               1998             1997
                                          ----------------  -----------------  ----------------  ---------------
Net income                                   $ 8,274             $ 3,626            $ 7,531          $ 3,226
Other comprehensive income:
     Foreign currency translation
     adjustment, net of income
     tax benefit of $5,523                    (7,382)                  -             (7,382)               -
                                             -------             -------            -------          -------
Comprehensive income                         $   892             $ 3,626            $   149          $ 3,226
                                             =======             =======            =======          =======

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)



NOTE 9 -- COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company has entered into commitments for the future development and construction of theatre properties and guarantees of joint venture leases aggregating approximately $305.0 million (including letters of credit in the amount of $22.3 million).

Two of the Company's leased drive-in motion picture theatres in the State of Illinois are located on properties on which certain third parties disposed of substantial quantities of auto shredder residue and other debris. Such material may contain hazardous substances. With respect to one of these sites, located in Cicero, Illinois, the Company has been named as one of two defendants in a lawsuit commenced in August 1998 by the Illinois Attorney General's Office at the request of the Illinois Environmental Protection Agency. The action was brought pursuant to the Illinois Environmental Protection Act and alleges, among other things, that the Company caused or allowed the disposal of certain wastes bearing hazardous substances on the theatre property. The action seeks civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and groundwater testing and remediation, if necessary. The Company has accrued an amount that it believes is the minimum amount of any potential exposure relating to this site. The Company's range of liability with respect to this action cannot be reasonably estimated at this time due to several unknown factors, including the scope of contamination at the theatre property, the allocation of such liability, if any, to other responsible parties, and the ability of such parties to satisfy their share of such liability. The Company will continue to evaluate future information and developments with respect to conditions at the theatre property and will periodically reassess any liability accordingly. Based on the foregoing, there can be no assurance that the Company's liability, if any, in connection with this action will not be material.

Other than the lawsuit noted above, the Company is a defendant in various lawsuits arising in the ordinary course of business. It is the opinion of management that any liability to the Company which may arise as a result of these other matters will not have a material adverse effect on its financial condition.


NOTE 10 -- SUBSEQUENT EVENTS
----------------------------

On October 13, 1998, the Company commenced an offering to exchange up to $300 million aggregate principal amount of its 8 7/8% Senior Subordinated Notes Due 2008, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of its issued 8 7/8% Senior Subordinated Notes Due 2008.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion of the Company's financial condition and operating results should be read in conjunction with the unaudited consolidated financial statements of the Company for the three and six month periods ended August 31, 1998 and 1997. The information presented below includes the results of Cineplex Odeon, which became a wholly owned subsidiary of the Company on May 14, 1998, for the period from May 15, 1998 through August 31, 1998 and does not include any results prior to that time.

This discussion incorporates operating results of partnerships in which the Company has interests to the extent of its equity share as required by the equity method of accounting.


RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1997

Operating Revenues of approximately $297.5 million for the three months ended August 31, 1998 were $177.8 million higher than the comparable period of the prior year. Operating revenues are generated primarily from box office revenues and concession sales. Box office revenues for the three months ended August 31, 1998 of approximately $206.9 million were $121.2 million higher, and concession revenues of approximately $81.4 million were $51.0 million higher in comparison to the three months ended August 31, 1997. These increases in operating revenues were primarily due to the inclusion of the Cineplex Odeon theatre operating results for the current quarter, the strong film product exhibited during the quarter as evidenced by an increase in industry-wide box office receipt levels, additional revenue from new theatre openings and improvements in both box office and concessions revenue per patron, which were enhanced as a result of operating efficiencies realized from the Combination. Excluding the impact of the Cineplex Odeon operations, LCP operating revenues increased $12.7 million (or 10.6%) due to an increase in attendance volume and increases in box office and concessions revenue per patron of $.10 and $.16, respectively. Cineplex Odeon operating revenues for the quarter of $165.1 million were $5.7 million greater than the amount generated in the comparable quarter of the prior year primarily due to a $.12 increase in concession revenue per patron, a $.03 increase in box office revenue per patron and increases in attendance volume. The increase in concession revenue per patron was predominantly realized from the implementation of the LCP concession programs throughout the Cineplex Odeon circuit during the quarter.

Operating Costs of approximately $223.3 million for the three months ended August 31, 1998 were approximately $137.1 million higher than the three months ended August 31, 1997, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres, increased costs related to the aforementioned increase in operating revenues and higher occupancy costs attributable to new theatre openings. Excluding the impact of Cineplex Odeon operations, LCP operating costs increased $8.5 million primarily due to the increase in operating revenues mentioned above. Cineplex Odeon operating costs for the quarter were $128.6 million or $1.6 million (1.2%) lower than comparable quarter in the prior year. The Cineplex Odeon operating cost level experienced for the quarter reflects costs savings and operating efficiencies, primarily in concessions operations, resulting from the Combination. The concession gross margin experienced during the quarter, for Cineplex Odeon, improved 3.0% from 80.5% last year to 83.5% in the current year.

General and Administrative Costs of approximately $13.9 million for the three months ended August 31, 1998 were $7.4 million higher than the three months ended August 31, 1997, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres, merit increases and the additional costs relative to the enhancement of the Company's international operations.

Depreciation and Amortization Costs of approximately $26.1 million for the three months ended August 31, 1998 were $13.1 million higher than for the three months ended August 31, 1997, primarily due to the inclusion of the operating results for the Cineplex Odeon theatres, incremental depreciation related to investments in new theatres which commenced operations in prior periods and the amortization of excess purchase price recorded as a result of the Combination.

Loss on Sale/Disposal of Theatres of approximately $1.0 million for the three months ended August 31, 1998 was $2.2 million lower than the three months ended August 31, 1997, due primarily to the timing, nature and characteristics of theatre dispositions.

Interest Expense of approximately $16.4 million for the three months ended August 31, 1998 was $12.7 million higher than for the three months ended August 31, 1997 due primarily to higher borrowings relating to the Combination, (including debt amounts assumed from Cineplex Odeon) and the impact of additional borrowings under the Company's Senior Revolving Credit Facility.

Modified EBITDA for the three months ended August 31, 1998 of $60.3 million increased $33.3 million in comparison to the three months ended August 31, 1997 primarily due to the inclusion of the operating results for Cineplex Odeon for the three months ended August 31, 1998, the increase in box office and concession revenues per patron, the strong film product exhibited during the current quarter, cost savings and operating efficiencies as a result of the integration of Cineplex Odeon operations into LCP and the impact of newly opened theatres previously discussed. Modified EBITDA (earnings before interest, taxes, depreciation and amortization, and gains/losses on asset disposal or sales) is a measure of financial performance that management uses in measuring the Company's financial performance. Modified EBITDA measures the amount of cash that the Company has available for investment or other uses and is used by the Company as a measure of performance. Modified EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Modified EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP.


SIX MONTHS ENDED AUGUST 31, 1998 COMPARED TO SIX MONTHS ENDED AUGUST 31, 1997

Operating Revenues of approximately $415.3 million for the six months ended August 31, 1998 were $202.4 million higher than the comparable period of the prior year. Operating revenues are generated primarily from box office revenues and concession sales. Box office revenues for the six months ended August 31, 1998 of approximately $290.1 million were $137.1 million higher, and concession revenues of approximately $112.5 million were $58.7 million higher, in comparison to the six months ended August 31, 1997. These increases in operating revenue were primarily due to the inclusion of the Cineplex Odeon theatre operating results, a strong slate of film products exhibited during the period, additional revenue from new theatre openings and improvements in both box office and concessions revenue per patron, which were enhanced as a result of operating efficiencies realized from the Combination. Excluding the impact of the Cineplex Odeon operations, LCP operating revenues increased $10.7 million (or 5%) due to an increase in attendance volume and an increase in average ticket price and concessions per capita of $.09 and $.16, respectively. The operating revenues generated for the six months ended August 31, 1998 included Cineplex Odeon operating revenues of $191.7 million for the period May 15, 1998 to August 31, 1998. The operating revenues of $191.7 million generated by Cineplex Odeon include operating efficiencies realized from the implementation of the LCP concession programs throughout the Cineplex Odeon circuit during the second quarter.

Operating Costs of approximately $313.2 million for the six months ended August 31, 1998 were approximately $156.0 million higher than the six months ended August 31, 1997, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres, increased costs related to the aforementioned increase in operating revenues and higher occupancy costs attributable to new theatre openings. Excluding the impact of Cineplex Odeon, LCP operating costs increase $6.2 million (or 3.9%) primarily due to the increase in operating revenues mentioned above. Cineplex Odeon operating costs for the period May 15, 1998 to August 31, 1998 were $149.8 million. The operating cost level experienced by Cineplex Odeon for the period reflects costs savings and operating efficiencies, primarily in concessions operations, resulting from the Combination during the second quarter.

General and Administrative Costs of approximately $21.9 million for the six months ended August 31, 1998 were $9.4 million higher than for the six months ended August 31, 1997, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres for the period from May 15, 1998 through August 31, 1998, merit increases and the additional costs relative to the enhancement of the Company's international operations.

Depreciation and Amortization Costs of approximately $40.7 million for the six months ended August 31, 1998 were $15.1 million higher than for the six months ended August 31, 1997 due to the inclusion of the operating results for the Cineplex Odeon theatres for the period from May 15, 1998 through August 31, 1998, incremental depreciation related to investments in new theatres which commenced operations in prior periods and the amortization of the excess purchase price recorded as a result of the Combination.

Loss on Sale/Disposal of Theatres of approximately $1.0 million for the six months ended August 31, 1998 was $2.2 million lower than for the six months ended August 31, 1997 due primarily to the timing, nature and characteristics of theatre dispositions.

Interest Expense of approximately $22.5 million for the six months ended August 31, 1998 was $15.2 million higher than for the six months ended August 31, 1997, due primarily to higher borrowings relating to the Combination, (including debt amounts assumed from Cineplex Odeon) and the impact of additional borrowings under the Company's Senior Revolving Credit Facility.

Modified EBITDA for the six months ended August 31, 1998 of $80.2 million increased by $37.1 million in comparison to the six months ended August 31, 1997, due primarily to the inclusion of results for Cineplex Odeon for the period from May 15, 1998 through August 31, the increase in box office and concession revenues per patron, the strong slate of film product exhibited during the period, cost savings and operating efficiencies as a result of the integration of Cineplex Odeon operations into LCP and the impact of newly opened theatres previously discussed.


LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced, and expects to continue to realize, improved operating results as a result of investments in theatres over the last five years (including new builds, reconfigurations of existing theatres and the closing of obsolete, unprofitable or uncompetitive theatres). The Company expects to increase revenues and cash flows as a result of reconfiguration of the Loews and Cineplex Odeon circuits and from additional investments in North American and international exhibition theatres in the future. Further, the Company expects to realize additional cost savings and operational efficiencies as a result of the Combination.

At August 31, 1998, the Company had capital spending commitments aggregating approximately $274 million for the future development and construction of 26 theatre properties comprising 418 screens. In the opinion of management, these capital commitments and the working capital requirements of the Company will be funded by free cash flow generated from operations, the proceeds from the required sale of certain theatres (described below) and by the capital structure (debt and equity) of the Company that has been effected subsequent to the Combination. The paragraphs below present a summary of significant capital transactions (debt and equity) that have been completed in connection with and subsequent to the Combination.

In connection with the Combination, the Company entered into a $1 billion Senior Revolving Credit Facility with Bankers Trust Company, as administrative agent. The new credit facility, together with the $84.5 million provided by Universal under the Subscription Agreement, replaced the Sony Credit Facility and Cineplex Odeon's existing credit facility, funded cash paid to SPE and/or its affiliates upon closing of the Combination and will provide ongoing financing to the Company to fund the Company's working capital requirements and the future theatre expansion in North America and internationally. This Senior Revolving Credit Facility is comprised of two tranches, a $750 million senior secured revolving credit facility, secured by substantially all of the assets of LCP and its domestic subsidiaries, and a $250 million uncommitted facility. The credit facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin based on the Company's Leverage Ratio (as defined in the credit agreement). The Company's borrowings under the new credit facility at August 31, 1998 totaled $303 million.

On August 4, 1998, Plitt, a wholly owned subsidiary of the Company, announced the completion of an at-the-market tender offer relating to the Plitt Notes.
The at-the-market offer expired on August 4, 1998, with holders of approximately 97% of the outstanding Plitt Notes tendering into the at-the-market offer. Payment for the tendered Plitt Notes was made on August 5, 1998 in the amount of $212.7 million or 109.261% of the outstanding principal amount of the Plitt Notes plus accrued and unpaid interest.

On August 5, 1998, the Company sold to the public in a registered offering 10 million shares of Common Stock at a public offering price of $11.00 per share. Additionally, the Company issued $300 million of 8 7/8% Senior Subordinated Notes due 2008. The proceeds of this public offering, combined with the proceeds from the senior subordinated debt private placement, were primarily used to fund the tender offer for the Plitt Notes and reduce debt outstanding under the Company's Senior Revolving Credit Facility.

Upon consummation of the equity offering, the Company's Class A Non-Voting Common Stock held by SPE automatically converted into an equal number of shares of Common Stock and 3,255,212 additional shares of Common Stock, were issued to Universal for no consideration under anti-dilution provisions of the Company's subscription agreement with Universal.

In August 1998, the Company entered into interest rate exchange agreements for a term of four years (expiring in August 2002). As a result of these agreements the Company has fixed a LIBOR rate of 5.77% per annum (plus the applicable margin) on a notional amount of $250 million of indebtedness. Each swap has a quarterly reset date for settlements. The Company is accounting for these swaps as interest rate hedges.

On October 15, 1998, the Company announced that in order to meet certain regulatory requirements it has modified the terms of the previously announced sale to Cablevision Systems Corp. ("Cablevision") of certain theatres in the New York City, Chicago and suburban New York areas. The Company had originally announced the sale of 105 screens in 31 locations in the New York City, Chicago and suburban New York areas for $92 million. The sale of the theatres in New York City and Chicago were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached to permit the merger of Loews Theatres Exhibition Group with Cineplex Odeon. The DOJ indicated that it would not approve Cablevision as a buyer of the theatres in Chicago. Under the terms of a revised agreement, Cablevision has agreed to purchase 35 screens in 13 theatres in New York City, in accordance with the DOJ order, and an additional 29 screens in 11 theatres in the suburban New York area for a total of $92 million. The Company and Cablevision are now moving forward to obtain the required final regulatory and third party consents and approvals. The Company expects that the DOJ will approve Cablevision as a buyer of the New York City theatres under the modified agreement.

The Company also announced that it intends to now sell separately the 49 screens at 11 theatres in Chicago which were the subject of the DOJ order. Several parties have expressed interest in these theatres and an announcement is expected to be made in the near future.

RECENT LITIGATION

Two of the Company's leased drive-in motion picture theatres in the State of Illinois are located on properties on which certain third parties disposed of substantial quantities of auto shredder residue and other debris. Such material may contain hazardous substances. With respect to one of these sites, located in Cicero, Illinois, the Company has been named as one of two defendants in a lawsuit commenced in August 1998 by the Illinois Attorney General's Office at the request of the Illinois Environmental Protection Agency. The action was brought pursuant to the Illinois Environmental Protection Act and alleges, among other things, that the Company caused or allowed the disposal of certain wastes bearing hazardous substances on the theatre property. The action seeks civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and groundwater testing and remediation, if necessary. The Company has accrued an amount that it believes is the minimum amount of any potential exposure relating to this site. The Company's range of liability with respect to this action cannot be reasonably estimated at this time due to several unknown factors, including the scope of contamination at the theatre property, the allocation of such liability, if any, to other responsible parties, and the ability of such parties to satisfy their share of such liability. The Company will continue to evaluate future information and developments with respect to conditions at the theatre property and will periodically reassess any liability accordingly. Based on the foregoing, there can be no assurance that the Company's liability, if any, in connection with this action will not be material.


NEW ACCOUNTING PRONOUNCEMENTS

Loews Cineplex has determined that three new pronouncements that have been issued-but are not yet effective-are applicable to the Company, and may have an impact on its financial statements:

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for the Company's fiscal year ending February 28, 1999, requires the Company to disclose financial information about business segments, including certain information about products and services, activities in different geographic areas and other information.

SFAS No. 132, "Employer's Disclosure about Pensions and Other Post-Retirement Benefits", is effective for the Company's fiscal year ending February 28, 1999. SFAS No. 132 standardizes the disclosure requirements for pension and other post-retirement plans; the standard does not change the measurement or recognition of such plans.

Finally, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," is effective for the Company's fiscal quarter ending May 31, 1999. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that the Company recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

The Company expects to adopt these standards when required and does not believe that they will have a significant impact on its financial position or operating results.


EFFECT OF INFLATION

Inflation has not had a material effect on Loews Cinpelex's operations.

YEAR 2000

The Year 2000 issue affects virtually all companies and organizations. The Company has implemented programs designed to ensure that all software and hardware used in connection with providing services to its customers and its internal operations will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality. These programs include, but are not limited to, the integration and conversion of certain point of sale systems in the Cineplex Odeon circuit to that currently in use by LCP. It is expected that the integration will be substantially completed during the fourth quarter of calendar 1999. The Company does not anticipate incurring significant additional costs to address the Year 2000 issue, although the effectiveness of the Company's present efforts to address the Year 2000 issue cannot be assured. In addition, it is currently unknown whether vendors and other third parties with whom the Company conducts business will successfully address the Year 2000 issue with respect to their own computer software. If the Company's present efforts to address the Year 2000 issue are not successful, or if vendors and other third parties with which the Company conducts business do not successfully address the Year 2000 issue, the Company's business and financial condition could be adversely affected.


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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

In addition to other factors and matters discussed elsewhere herein, factors that, in the view of the Company, could cause actual results to differ materially from those discussed in forward-looking statements include: (i) the effect of economic conditions on a national, regional or international basis;
(ii) the continuing ability of the Company to integrate the operations of Cineplex Odeon, the compatibility of the operating systems of the combined companies, the degree to which existing administrative functions and costs are complementary or redundant; (iii) competitive pressures in the motion picture exhibition industry; (iv) the financial resources of, and films available to, competition; (v) changes in laws and regulations, including changes in accounting standards; (vi) the determination of the number, job classification and location of employee positions to be eliminated as a result of the combination of LTM Holdings Inc. and Cineplex Odeon; and (vii) opportunities that may be presented to and pursued by the Company.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The Company owns, manages and/or operates theatres and other properties that are subject to certain U.S. and Canadian federal, provincial, state and local laws and regulations related to environmental protection and human health and safety, including those governing the investigation and remediation of contamination resulting from past or present releases of hazardous substances. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of such contamination, regardless of fault or the legality of the original disposal. These persons include the present or former owner or operator of a contaminated property, and companies that generated, disposed of or arranged for the disposal of hazardous substances found at the property.

          Two of the Company's leased drive-in motion picture theatres in the State of Illinois are located on properties on which certain third parties disposed of substantial quantities of auto shredder residue and other debris. Such materials may contain hazardous substances. With respect to one of these sites, located in Cicero, Illinois, the Company has been named as one of two defendants in a lawsuit commenced in August 1998 by the Illinois Attorney General's Office at the request of the Illinois Environmental Protection Agency. The action was brought pursuant to the Illinois Environmental Protection Act and alleges, among other things, that the Company caused or allowed the disposal of certain wastes bearing hazardous substances on the theatre property. The action seeks civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and groundwater testing and remediation, if necessary. The Company's range of liability with respect to this action cannot be reasonably estimated at this time due to several unknown factors, including the scope of contamination at the theatre property, the allocation of such liability, if any, to other responsible parties, and the ability of such parties to satisfy their share of such liability. The Company will continue to evaluate future information and developments with respect to conditions at the theatre property and will periodically reassess any liability accordingly. Based on the foregoing, there can be no assurance that the Company's liability, if any, in connection with this action will not be material.

Item 2.   CHANGES IN SECURITIES

          On August 5, 1998, the Company sold to the public in a registered offering 10 million shares of Common Stock at a public offering price of $11.00 per share.

          In addition, upon consummation of the equity offering, the Company's Class A Non-Voting Common Stock held by SPE automatically converted into an equal number of shares of Common Stock, and 3,255,212 additional shares of Common Stock were issued to Universal for no consideration under anti-dilution provisions of the Company's subscription agreement with Universal.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

Item 5.   OTHER INFORMATION

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

          2.1 (1) Amended and Restated Master Agreement among Sony Pictures Entertainment Inc, Registrant and Cineplex Odeon Corporation dated September 30, 1997.
          2.2  (4)  Amended Agreement dated May 14, 1998.
          2.3 (1) Subscription Agreement by and between Registrant and Universal Studios, Inc. dated as of September 30, 1997.
          2.4  (1)  Plan of Arrangement.
          3.1  (4)  Amended and Restated Certificate of Incorporation of
                    Registrant.
          3.2  (5)  Amended and Restated By-laws of Registrant.
          4.1 (2) Indenture dated as of June 23, 1994, by and among Plitt Theatres, Inc. and Cineplex Odeon Corporation and The Bank of New York as Trustee.
          4.2 (4) Supplemental Indenture dated as of May 14, 1998 among Registrant and The Bank of New York, as Trustee.
          4.3 (5) Second Supplemental Indenture dated as of July 1, 1998 among Plitt Theatres, Inc., Registrant and the Bank of
                    New York, as Trustee.
          4.4 (6) Indenture dated as of August 5, 1998, by and among Registrant and Bankers Trust Company, as Trustee.
          4.5  (6)  Form of New Note.
          4.6 (6) Exchange and Registration Rights Agreement dated as of August 5, 1998 by and among Registrant and the initial purchasers of the New Notes.
          10.1 (1) Amended and Restated Stockholders Agreement among Registrant, Sony Pictures Entertainment Inc., Universal Studios, Inc., Charles Rosner Bronfman Family Trust and Other Parties thereto dated as of September 30, 1997.
          10.2 (4) Tax Sharing and Indemnity Agreement dated May 14, 1998 by and among Registrant and Sony Corporation of America.
          10.3 (4) Sony Trademark Agreement dated May 14, 1998 by and among Registrant and Sony Corporation of America.
          10.4 (4) Transition Services Agreement dated May 14, 1998 among Registrant, Sony Corporation of America and Sony Pictures Entertainment Inc.
          10.5 (4) Sony Entertainment Center Lease made as of May 9, 1997 between SRE San Francisco Retail Inc. and Loews California Theatres Inc. (portions of such exhibit have been filed separately with the Commission under an application for confidential treatment pursuant to Rule 83 of the Commission Rules on Organization, Conduct and Ethics, and Information and Regulation (17 CFR (S) 200.83)).
          10.6 (4)  Sony YBG Entertainment Center Tenant Work Agreement.
          10.7 (1)  Form of Director Indemnification Agreement.
          10.8 (1) Loews Cineplex Entertainment Corporation 1997 Stock Incentive Plan.
          10.9 (4) Credit Agreement dated as of May 14, 1998 among Registrant, as Borrower, the lenders listed therein, as Lenders, Bankers Trust Company, as Administrative Agent and Co-Syndication Agent and Bank of America NT&SA, The Bank of New York and Credit Suisse First Boston, as Co-Syndication Agents.
         10.10 (4)  Employment Agreement between Registrant and Lawrence J.
                    Ruisi, dated May 14, 1998.

          10.11 (3) Employment Agreement between Cineplex Odeon Corporation and Allen Karp, dated July 4, 1996
          10.12 (5) Amended and Restated Employment Agreement between Cineplex Odeon Corporation and Allen Karp, dated November 28, 1997
          10.13 (4) Assumption dated May 14, 1998 of Allen Karp Employment Agreement by Registrant
          10.14 (1) Agreement between Registrant and Seymour H. Smith, dated
                    May 1, 1990, including Letter Amendments dated November 14, 1991, March 9, 1993, May 10, 1995, April 11, 1996 and June
                    6, 1997
          10.15 (1) Agreement between Registrant and Travis Reid, dated October 21, 1995
          10.16 (1) Agreement between Registrant and Joseph Sparacio, dated August 20, 1994, including Term Extension Letter dated March 5, 1997
          10.17 (1) Agreement between Registrant and John J. Walker, dated June 1, 1993, including Term Extension Letter dated March 5, 1997
          10.18 (1) Letter Agreement between Registrant and John C. McBride, Jr., dated November 17, 1997
          10.19 (4) Letter Agreement between Registrant and Mindy Tucker, dated December 15, 1997
          10.20 (5) Letter Agreement between Registrant and J. Edward Shugrue, dated December 15, 1997
          10.21 (6) Purchase Agreement, dated as of July 31, 1998, by and among Loews Cineplex Entertainment Corporation and Goldman Sachs
                    & Co., BT Alex Brown Incorporated, Credit Suisse First Boston Corporation and Salomon Brothers Inc
          10.22 (6) Purchase Agreement, dated as of August 4, 1998, by and among Loews Cineplex Entertainment Corporation and Goldman Sachs
                    & Co., BT Alex Brown Incorporated, Credit Suisse First Boston Corporation and Salomon Brothers Inc

          27        Financial Data Schedule (for SEC use only)

          (1) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on February 13, 1998, Commission file number 333-46313.

          (2) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 of Cineplex Odeon Corporation, Commission file number 1-9454.

          (3) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of Cineplex Odeon Corporation, Commission file number 1-9454.

          (4) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended February 28, 1998 of Registrant, as amended, Commission file number 1-14099.

          (5) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on June 15, 1998, as amended, Commission file number 333-56897.

          (6) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on September 30, 1998, Commission file number 333-64833.

          (b)  Reports on Form 8-K
                 Current Report on Form 8-K dated June 16, 1998
                 Current Report on Form 8-K dated August 10, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LOEWS CINEPLEX ENTERTAINMENT CORPORATION

Date:  October 15, 1998
                                       By: /s/ John J. Walker
                                           ------------------
                                           John J. Walker, Senior Vice President
                                           and Chief Financial Officer

                                       By: /s/ Joseph Sparacio
                                           -------------------
                                           Joseph Sparacio, Vice President,
                                           Finance and Controller

                        EXHIBITS AND REPORTS ON FORM 8-K

 2.1   (1)  Amended and Restated Master Agreement among Sony Pictures
              Entertainment Inc, Registrant and Cineplex Odeon Corporation dated September 30, 1997.
 2.2   (4)  Amended Agreement dated May 14, 1998.
 2.3   (1)  Subscription Agreement by and between Registrant and Universal
              Studios, Inc. dated as of September 30, 1997.
 2.4   (1)  Plan of Arrangement.
 3.1   (4)  Amended and Restated Certificate of Incorporation of Registrant.
 3.2   (5)  Amended and Restated By-laws of Registrant.
 4.1   (2)  Indenture dated as of June 23, 1994, by and among Plitt Theatres,
              Inc. and Cineplex Odeon Corporation and The Bank of New York as Trustee.
 4.2   (4)  Supplemental Indenture dated as of May 14, 1998 among Registrant and
              The Bank of New York, as Trustee.
 4.3   (5)  Second Supplemental Indenture dated as of July 1, 1998 among Plitt
              Theatres, Inc., Registrant and the Bank of New York, as Trustee.
 4.4   (6)  Indenture dated as of August 5, 1998, by and among Registrant and
              Bankers Trust Company, as Trustee.
 4.5   (6)  Form of New Note.
 4.6   (6)  Exchange and Registration Rights Agreement dated as of August 5,
              1998 by and among Registrant and the initial purchasers of the New Notes.
10.1   (1)  Amended and Restated Stockholders Agreement among Registrant, Sony
              Pictures Entertainment Inc., Universal Studios, Inc., Charles Rosner Bronfman Family Trust and Other Parties thereto dated as of September 30, 1997.
10.2   (4)  Tax Sharing and Indemnity Agreement dated May 14, 1998 by and among
              Registrant and Sony Corporation of America.
10.3   (4)  Sony Trademark Agreement dated May 14, 1998 by and among Registrant and Sony Corporation of America.
10.4   (4)  Transition Services Agreement dated May 14, 1998 among Registrant,
              Sony Corporation of America and Sony Pictures Entertainment Inc.
10.5   (4)  Sony Entertainment Center Lease made as of May 9, 1997 between SRE
              San Francisco Retail Inc. and Loews California Theatres Inc. (portions of such exhibit have been filed separately with the Commission under an application for confidential treatment pursuant to Rule 83 of the Commission Rules on Organization, Conduct and Ethics, and Information and Regulation (17 CFR (S) 200.83)).
10.6   (4)  Sony YBG Entertainment Center Tenant Work Agreement.
10.7   (1)  Form of Director Indemnification Agreement.
10.8   (1)  Loews Cineplex Entertainment Corporation 1997 Stock Incentive Plan.
10.9   (4)  Credit Agreement dated as of May 14, 1998 among Registrant, as
              Borrower, the lenders listed therein, as Lenders, Bankers Trust Company, as Administrative Agent and Co-Syndication Agent and
              Bank of America NT&SA, The Bank of New York and Credit Suisse First Boston, as Co-Syndication Agents.
10.10  (4)  Employment Agreement between Registrant and Lawrence J. Ruisi, dated
              May 14, 1998.
10.11  (3)  Employment Agreement between Cineplex Odeon Corporation and Allen
              Karp, dated July 4, 1996.
10.12  (5)  Amended and Restated Employment Agreement between Cineplex Odeon
              Corporation and Allen Karp, dated November 28, 1997.

          10.13 (4) Assumption dated May 14, 1998 of Allen Karp Employment
                    Agreement by Registrant
          10.14 (1) Agreement between Registrant and Seymour H. Smith, dated
                    May 1, 1990, including Letter Amendments dated November 14,
                    1991, March 9, 1993, May 10, 1995, April 11, 1996 and
                    June 6, 1997
          10.15 (1) Agreement between Registrant and Travis Reid, dated
                    October 21, 1995
          10.16 (1) Agreement between Registrant and Joseph Sparacio, dated
                    August 20, 1994, including Term Extension Letter dated
                    March 5, 1997
          10.17 (1) Agreement between Registrant and John J. Walker, dated June
                    1, 1993, including Term Extension Letter dated March 5, 1997
          10.18 (1) Letter Agreement between Registrant and John C. McBride,
                    Jr., dated November 17, 1997
          10.19 (4) Letter Agreement between Registrant and Mindy Tucker, dated
                    December 15, 1997
          10.20 (5) Letter Agreement between Registrant and J. Edward Shugrue, dated December 15, 1997
          10.21 (6) Purchase Agreement, dated as of July 31, 1998, by and among
                    Loews Cineplex Entertainment Corporation and Goldman Sachs &
                    Co., BT Alex Brown Incorporated, Credit Suisse First Boston
                    Corporation and Salomon Brothers Inc
          10.22 (6) Purchase Agreement, dated as of August 4, 1998, by and among
                    Loews Cineplex Entertainment Corporation and Goldman Sachs &
                    Co., BT Alex Brown Incorporated, Credit Suisse First Boston
                    Corporation and Salomon Brothers Inc
          27        Financial Data Schedule (for SEC use only)

          (1) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on February 13, 1998, Commission file number 333-46313.

          (2) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 of Cineplex Odeon Corporation, Commission file number 1-9454.

          (3) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of Cineplex Odeon Corporation, Commission file number 1-9454.

          (4) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended February 28, 1998 of Registrant, as amended, Commission file number 1-14099.

          (5) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on June 15, 1998, as amended, Commission file number 333-56897.

          (6) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on September 30, 1998, Commission file number 333-64833.

          (b)  Reports on Form 8-K

                 Current Report on Form 8-K dated June 16, 1998
                 Current Report on Form 8-K dated August 10, 1998