Form 10-Q
period 1998-11-30
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 1999-01-11
CIK 1054588

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1998


                        Commission file number 1-14099


                   Loews Cineplex Entertainment Corporation
                   ----------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                    13-3386485
  ----------------------------------        ------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

          711 Fifth Avenue
         New York, New York                               10022
  ----------------------------------        ---------------------------
        (Address of Principal                          (Zip Code)
         Executive Offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:             (212) 833-6200
                                                                --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---
Common Stock outstanding (including non-voting common stock) - 58,622,646 shares at November 30, 1998

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                                     INDEX

                                                                                            Page Number

PART I.                    FINANCIAL INFORMATION
         ITEM 1.           FINANCIAL STATEMENTS
                           Consolidated Balance Sheets                                          3
                           Unaudited Consolidated Statements of Operations                      4
                           Unaudited Consolidated Statements of Cash Flows                      5
                           Notes to Unaudited Consolidated Financial Statements               6 - 13
         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND RESULTS
                              OF OPERATIONS                                                  14 - 20

PART II.                   OTHER INFORMATION

         ITEM 1.           LEGAL PROCEEDINGS                                                    21
         ITEM 2.           CHANGES IN SECURITIES                                                21
         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                      21
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS                                                21
         ITEM 5.           OTHER INFORMATION                                                    21
         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                   22 - 23
                           SIGNATURES                                                           24

PART I.    FINANCIAL INFORMATION
Item 1. Financial Statements

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

                                                                                          November 30,   February 28,
                                                                                              1998           1998
                                                                                          -------------  ------------
                                                                                          (Unaudited)
                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                              $   51,333       $  9,064
     Accounts receivable                                                                        18,841          5,479
     Inventories                                                                                 3,384          1,146
     Prepaid expenses and other current assets                                                   1,886          2,520
                                                                                            ----------       --------
               TOTAL CURRENT ASSETS                                                             75,444         18,209
PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                                      1,170,143        609,152
EXCESS PURCHASE PRICE, NET                                                                     294,564              -
OTHER ASSETS
     Investments in and advances to partnerships                                                43,611         31,763
     Goodwill, net                                                                              82,445         53,143
     Other intangibles assets, net                                                               6,241          6,005
     Deferred charges and other assets                                                          42,477         10,279
                                                                                            ----------       --------
               TOTAL ASSETS                                                                 $1,714,925       $728,551
                                                                                            ==========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                  $  217,319       $ 59,871
     Due to Sony affiliates                                                                          -          3,810
     Deferred revenue                                                                           20,833          3,063
     Current maturities of long-term debt and other obligations                                  3,802            250
     Current portion of capital leases                                                           2,517            520
                                                                                            ----------       --------
               TOTAL CURRENT LIABILITIES                                                       244,471         67,514

DEFERRED INCOME TAXES                                                                           18,299         18,299
LONG-TERM DEBT AND OTHER OBLIGATIONS                                                           715,468              -
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                             45,686         10,513
DEBT DUE TO SONY AFFILIATES                                                                          -        292,523
PENSION AND OTHER POST RETIREMENT OBLIGATIONS                                                    9,335          3,791
OTHER LIABILITIES                                                                               14,387         11,400
                                                                                            ----------       --------
               TOTAL LIABILITIES                                                             1,047,646        404,040
                                                                                            ----------       --------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
     Common stock ($.01 par value, 300,000,000 shares authorized; 58,538,646 shares issued and outstanding at November 30, 1998 and 19,270,321 shares
          issued and outstanding at February 28, 1998)                                             586            193
     Common stock-Class A non-voting ($.01 par value, 10,000,000 authorized;
          nil issued and outstanding at November 30, 1998 and 1,202,486 issued and
          outstanding at February 28, 1998)                                                          -             12
     Common stock-Class B non-voting ($.01 par value, 10,000,000 shares authorized;
          84,000 shares issued and outstanding at November 30, 1998 and nil issued and
          outstanding at February 28, 1998)                                                          1              -
     Accumulated other comprehensive income:
          Foreign currency translation adjustment                                               (4,384)             -
     Additional paid-in capital                                                                671,707        299,277
     Retained (deficit)/earnings                                                                  (631)        25,029
                                                                                            ----------       --------
               TOTAL STOCKHOLDERS' EQUITY                                                      667,279        324,511
                                                                                            ----------       --------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $1,714,925       $728,551
                                                                                            ==========       ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)


                                                        For the Three Months Ended     For the Nine Months Ended
                                                       ----------------------------   ----------------------------
                                                        November 30,   November 30,   November 30,   November 30,
                                                            1998           1997           1998           1997
                                                        -------------  -------------  -------------  -------------
REVENUES
     Box office                                          $   147,305    $    62,682    $   437,368    $   215,676
     Concessions                                              57,428         21,124        169,962         75,000
     Other                                                     6,681          2,136         19,357          8,126
                                                         -----------    -----------    -----------    -----------
                                                             211,414         85,942        626,687        298,802
                                                         -----------    -----------    -----------    -----------

EXPENSES
     Theatre operations and other expenses                   158,950         64,389        454,508        213,384
     Cost of concessions                                       9,241          3,576         26,896         11,841
     General and administrative                               12,518          7,676         34,400         20,132
     Depreciation and amortization                            26,905         13,189         67,653         38,794
     Loss on sale/disposal of theatres                         3,567          2,750          4,569          5,938
                                                         -----------    -----------    -----------    -----------
                                                             211,181         91,580        588,026        290,089
                                                         -----------    -----------    -----------    -----------
INCOME/(LOSS) FROM OPERATIONS                                    233         (5,638)        38,661          8,713
INTEREST EXPENSE                                              16,801          3,655         39,323         10,998
                                                         -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES                                     (16,568)        (9,293)          (662)        (2,285)
INCOME TAX (BENEFIT)/EXPENSE                                  (4,462)        (3,881)         3,913            (99)
                                                         -----------    -----------    -----------    -----------

NET LOSS                                                 $   (12,106)   $    (5,412)   $    (4,575)   $    (2,186)
                                                         ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding
      basic & diluted (A)                                 58,622,646     20,472,807     44,238,506     20,472,807

Earnings per share - basic & diluted                           $(.21)         $(.26)         $(.10)         $(.11)
                                                               =====          =====          =====          =====


(A) The periods ended November 30, 1997 have been restated to reflect a stock dividend declared on February 5, 1998.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                                   For the Nine
                                                                                                   ------------
                                                                                                   Months Ended
                                                                                                   ------------
                                                                                         November 30,      November 30,
                                                                                                 1998              1997
                                                                                         ------------      ------------
OPERATING ACTIVITIES
  Net loss                                                                                  $  (4,575)        $  (2,186)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                              67,653            38,794
    Loss on sale/disposal of theatres                                                           4,569             5,938
    Equity earnings from long-term investments, net of distributions
      received                                                                                    838               748
  Changes in operating assets and liabilities:
      Decrease in amounts due to SCA affiliates                                                     -              (190)
      Decrease in deferred taxes                                                                    -              (491)
      Increase in accounts receivable                                                          (3,176)             (705)
      Increase in accounts payable and accrued expenses                                         7,898               901
      Increase/(decrease) in other operating assets and liabilities, net                        6,480            (3,143)
                                                                                            ---------          --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                      79,687            39,666
                                                                                            ---------          --------

INVESTING ACTIVITIES
  Investments in partnerships, net                                                            (12,590)           (6,032)
  Capital expenditures                                                                        (75,477)          (30,972)
  Merger related costs                                                                        (23,731)                -
                                                                                            ---------          --------
NET CASH USED IN INVESTING ACTIVITIES                                                        (111,798)          (37,004)
                                                                                            ---------          --------

FINANCING ACTIVITIES
  (Repayment)/Borrowings of debt due to Sony affiliates                                      (299,487)           16,233
  Proceeds from senior credit facility                                                        500,000                 -
  Repayment of senior credit facility and long-term debt, net of borrowings                  (278,360)             (374)
  Deferred financing fees on bank credit facility                                              (5,999)                -
  Repayment of Plitt Theatres, Inc. notes                                                    (215,907)                -
  Proceeds of new note offering, net of deferred financing fees                               289,263                 -
  Proceeds of issuance of common stock, net of offering expenses                              102,991                 -
  Proceeds from issuance of common stock to Universal upon Combination                         84,500                 -
  Dividend paid to Sony affiliate on Combination                                             (102,621)                -
                                                                                            ---------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      74,380            15,859
                                                                                            ---------          --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                          42,269            18,521
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                9,064             2,160
                                                                                            ---------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $   51,333          $ 20,681
                                                                                            =========          ========

Supplemental Cash Flow Information:
  Income taxes paid, net of refunds received                                                $   1,894          $  1,780
                                                                                            =========          ========
  Interest paid (including $6,942 and $6,446 paid to Sony affiliates)                       $  30,094          $ 14,754
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

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION
-----------------------------------------------

Loews Cineplex Entertainment Corporation ("LCP" or the "Company", formerly LTM Holdings, Inc.), is a major motion picture theatre exhibition company with operations in North America and Europe. The Company conducts business under the Loews Theatres, Sony Theatres, Cineplex Odeon Theatres, Star Theatres, Magic Johnson Theatres and Yelmo Cineplex Theatres marquees. As of November 30, 1998, LCP owns, or has interests in, and operates 2,880 screens at 449 theatres in 22 states and the District of Columbia, 6 Canadian provinces, Spain, Hungary and Turkey. The Company's principal markets include New York, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle and Washington D.C. in the U.S.; Toronto, Montreal and Vancouver in Canada; and Madrid, Spain. The Company holds a 50% partnership interest in each of the Yelmo Cineplex de Espana ("Yelmo"), Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships. Yelmo, LST and MJT hold interests in and operate 25 locations, comprising a total of 260 screens. Screens and locations for the partnerships are included in the Company amounts referred to above.

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

The business combination with Cineplex Odeon Corporation ("Cineplex" or "Cineplex Odeon") has been accounted for under the purchase method of accounting, and, therefore, the unaudited consolidated financial statements for the nine months ended November 30, 1998 include the operating results of Cineplex Odeon following the date of combination (May 14, 1998) to November 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 1998.


NOTE 2 -- BUSINESS COMBINATION
------------------------------

On May 14, 1998, pursuant to the Amended and Restated Master Agreement (the "Master Agreement"), dated September 30, 1997, LTM Holdings, Inc. and Cineplex Odeon, another motion picture exhibitor with operations in the U.S. and Canada, combined (the "Combination"). As called for in the Master Agreement, on the date of the Combination, the outstanding common shares of Cineplex Odeon were exchanged for LCP shares on a ten for one basis.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

NOTE 2 -- CONTINUED
-------------------

At the closing of the Combination, the Company issued 7,264,642 shares of Common Stock and 80,000 shares of Class B Non-Voting Common Stock to Universal Studios, Inc. ("Universal"), 4,324,003 shares of Common Stock and 4,000 shares of Class B Non-Voting Common Stock to the Charles Rosner Bronfman Family Trust and certain related shareholders (the "Claridge Group") and 6,111,269 shares of common stock to the other shareholders of record of Cineplex Odeon, for an aggregate value of approximately $266.6 million, in exchange for the outstanding shares of Cineplex Odeon and its wholly-owned subsidiary, Plitt Theatres, Inc. ("Plitt"). In addition, the Company issued 4,426,607 shares of common stock to Universal for consideration of $84.5 million as required under a subscription agreement, and 2,664,304 shares of Common Stock to Sony Pictures Entertainment Inc. ("SPE") in connection with the transfer by SPE of its interest in Star Theatres of Michigan, Inc. ("Star") and S&J Theatres, Inc. ("S&J") to the Company.

The Combination has been accounted for under the purchase method of accounting and, accordingly, the cost to acquire Cineplex Odeon will be allocated to the assets acquired and liabilities assumed of Cineplex Odeon based on their respective fair values, with the excess to be allocated to goodwill. The Company has arranged for an independent valuation and other studies required to determine the fair value of the assets acquired and liabilities assumed. These valuations and studies have not been completed and, accordingly, the balances reflected in the unaudited consolidated statement of financial position as of November 30, 1998 are preliminary and subject to further revision and adjustments. For purposes of these unaudited consolidated financial statements, the carrying value of the Cineplex Odeon net assets acquired was assumed to approximate fair value. Therefore, the $294.6 million of excess purchase price over the historical net book value of the net assets of Cineplex Odeon (excluding approximately $31 million of historical goodwill) has been classified on the unaudited consolidated balance sheet as Excess Purchase Price. The related amortization expense reflected in the unaudited consolidated statement of operations and the following unaudited pro forma results of operations for the nine month period ended November 30, 1998 has been recorded on a straight line basis over a forty year period.

Upon completion of the determination of fair value, the Excess Purchase Price will be allocated to specific assets and liabilities of Cineplex Odeon. It is anticipated that there will be reductions in the carrying value associated with certain assets, and alternatively the fair value of certain other assets and liabilities may exceed carrying value. Accordingly, the final valuation could result in materially different amounts and allocations of Excess Purchase Price from the amounts and allocations reflected in the following unaudited pro forma results of operations and the unaudited consolidated financial statements, primarily between goodwill, property, equipment and leaseholds and certain liabilities, resulting in corresponding changes in depreciation and amortization amounts. For every one million dollars of Excess Purchase Price allocated to fixed assets, depreciation and amortization will increase $25 thousand annually (assuming an average 20 year service life for fixed assets and straight line depreciation). Based on preliminary estimates of fair value related to certain assets and liabilities, additional Excess Purchase Price of between $75 million and $125 million could result at the conclusion of the valuation. The Company currently anticipates that the necessary valuations and related allocations will be completed during the first quarter of fiscal year 2000.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

NOTE 2 - CONTINUED
------------------

In conjunction with the Combination, the Company made a payment to SPE and its affiliates representing (i) a cash payment to satisfy all intercompany indebtedness to affiliates of Sony Corporation of America ("SCA") as of the closing date, (ii) a cash payment equal to the fair value of certain transferred assets, and (iii) the payment of a dividend to a subsidiary of SPE. Under the requirements of the Combination the Company was required to make a final payment to SCA affiliates. This final payment was subject to post-closing audit procedures which were completed during the third quarter. On November 17, 1998 the Company made the final payment to SCA affiliates in the form of a dividend in the amount of $22.5 million.

The unaudited condensed pro forma results of operations presented below assume that the Combination occurred at the beginning of each period presented. The unaudited pro forma information is not necessarily indicative of the combined results of operations of LCP and Cineplex Odeon that would have occurred if the transaction had occurred on the dates previously indicated, and they are not necessarily indicative of the future operating results of the combined company.

                                                     Nine Months Ended
                                                     -----------------
                                               November 30,      November 30,
                                                       1998              1997
                                               ------------      ------------
Revenues                                        $   723,198       $   712,400
                                                ===========       ===========
Net loss                                        $  (17,926)       $   (28,375)
                                                ===========       ===========
Pro forma net loss
   per common share                             $     (.31)       $      (.48)
                                                ===========       ============
Actual net loss per common share*               $     (.10)       $      (.11)
                                                ===========       ============

*  Presented for comparative purposes only.

On October 15, 1998, the Company announced that in order to meet certain regulatory requirements it had modified the terms of the previously announced sale to Cablevision Systems Corp. ("Cablevision") of certain theatres in the New York City, Chicago and suburban New York areas. The Company had originally announced the sale of 105 screens in 31 locations in the New York City, Chicago and suburban New York areas for $92 million. The sale of the theatres in New York City and Chicago was subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached to permit the merger of the Loews Theatres Exhibition Group with Cineplex Odeon. The DOJ indicated that it would not approve Cablevision as a buyer of the theatres in Chicago. Under the terms of a revised agreement, Cablevision has agreed to purchase 33 screens in 12 theatres in New York City, in accordance with the DOJ order, and an additional 14 screens in 4 theatres in the suburban New York area for aggregate cash proceeds OF $87.5 million. In December 1998, the Company completed the transfer of 40 of these screens for aggregate cash proceeds of $65.8 million.

The Company has entered into an agreement with a third party buyer to sell the 49 screens at 11 theatre locations in Chicago which were also part of the DOJ order. The pending sale, which has been approved by the DOJ, is subject to certain other third party approvals.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

NOTE 3 -- ACCOUNTS PAYABLE AND ACCRUED EXPENSES
-----------------------------------------------

Accounts payable and accrued expenses consist of:

                                               November 30,         February 28,
                                                       1998                 1998
                                               ------------         ------------
Accounts payable - trade                       $     99,256         $     36,924
Accrued expenses and other                          118,063               22,947
                                               ------------         ------------
                                               $    217,319         $     59,871
                                               ============         ============

At November 30, 1998, accrued expenses and other include $67.5 million of contractual obligations and other liabilities relating to the Combination.

NOTE 4 -- LONG-TERM DEBT AND OTHER OBLIGATIONS
----------------------------------------------

Long-term debt and other obligations consist of:

                                                                      November 30,         February 28,
                                                                              1998                 1998
                                                                      ------------         ------------
Bankers Trust Senior Revolving Credit Facility with an average
     interest rate of 7.07% at November 30, 1998, due 2003            $    403,000         $          -
Loews Cineplex Senior Subordinated Notes with interest at 8 7/8%
     due 2008, net of original issue discount                              297,634                    -
Plitt Theatres, Inc. Senior Subordinated Notes with interest at
     10.875% due 2004                                                        2,300                    -
Mortgages payable-non-recourse, payable from 1998 through 2008.
     Interest rates from 5.61% to 11.5%                                     16,336                  250
Debt due to SCA affiliate with interest at 5.90% - repaid by the
     Company concurrent with the closing of the Combination on
     May 14, 1998                                                                -              296,333
                                                                      ------------         ------------
                                                                           719,270              296,583
Less: Current maturities                                                     3,802                4,060
                                                                      ------------         ------------
                                                                      $    715,468         $    292,523
                                                                      ============         ============

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

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

NOTE 4 -- CONTINUED
-------------------

On October 13, 1998, the Company commenced an offering to exchange up to $300 million aggregate principal amount of its 8 7/8% Senior Subordinated Notes Due 2008, which were registered under the Securities Act of 1933, as amended (the "New Notes") for a like principal amount of its issued 8 7/8% Senior Subordinated Notes Due 2008 (the "Old Notes"). The exchange offer was completed on November 19, 1998 with 100% of its issued Old Notes having been exchanged for a like principal amount of New Notes.

Interest Rate Swaps
-------------------

In August 1998, the Company entered into interest rate exchange agreements for a term of four years (expiring in August 2002). As a result of these agreements the Company has a fixed LIBOR rate of 5.77% per annum (plus the applicable margin) on a notional amount of $250 million of indebtedness. Each swap has a quarterly reset date for settlements. The Company is accounting for these swaps as interest rate hedges.

NOTE 5 -- EARNINGS PER SHARE
----------------------------

In 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated, to conform with the requirements of SFAS No. 128. For the three and nine months ended November 30, 1998 the Company is only required to disclose basic earnings per share.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

NOTE  6 -- STOCKHOLDERS' EQUITY
-------------------------------

The following table reconciles the Company's stockholders' equity for the period from February 28, 1998 to November 30, 1998:

                                                                        Class A                  Class B            Cumulative
                                            Voting                   Non-voting               Non-voting           Translation
                                            Shares      Amount           Shares       Amount      Shares   Amount   Adjustment
                                            ------      ------           ------       ------      ------   ------   ----------
Balance at February 28, 1998            19,270,321        $193        1,202,486         $ 12           -     $  -     $      -
  Net loss through
       May 14, 1998                              -           -                -            -           -        -            -
  Exchange of existing
       Cineplex Odeon
       shares in conjunction
       with the Combination             17,699,914         177                -            -      84,000        1            -
  Issuance of shares to
       Universal under a
       subscription agreement            4,426,607          44                -            -           -        -            -
  Issuance of shares to SCA
       affiliates for Star
       Theatres and S&J
       Theatres                          2,664,304          27                -            -           -        -            -
  Exercise of Stock Options                 18,778           -                -            -           -        -            -
  Dividend to SCA affiliates                     -           -                -            -           -        -            -
                                        ----------        ----       ----------         ----      ------     ----     --------
Balance at May 14, 1998                 44,079,924         441        1,202,486           12      84,000        1            -
  Net income from May 15,
       to May 31, 1998                           -           -                -            -          -         -            -
                                        ----------        ----       ----------         ----      ------     ----     --------
Balance at May 31, 1998                 44,079,924         441        1,202,486           12      84,000        1            -
  Exercise of Stock Options                  1,024           -                -            -           -        -            -
  Issuance of shares in
       Public Offering, net of
       costs and expenses               10,000,000         100                -            -           -        -            -
  Automatic conversion of
       SPE Class A non-
       voting shares to
       common shares                     1,202,486          12       (1,202,486)         (12)          -        -            -
  Issuance of shares to
       Universal under an
       anti-dilution agreement           3,255,212          33                -            -           -        -            -
  Foreign currency
       translation adjustment                    -           -                -            -           -        -       (7,382)
  Net income for three
       months ended
       August 31, 1998                           -           -                -            -          -         -            -
                                        ----------        ----       ----------         ----      ------     ----     --------
Balance at August 31, 1998              58,538,646         586                -            -      84,000        1       (7,382)
                                        ----------        ----       ----------         ----      ------     ----     --------

  Dividend to SCA affiliates                     -           -                -            -           -        -            -
  Foreign currency
       translation adjustment                    -           -                -            -           -        -        2,998
  Net income for three
       months ended
       November 30, 1998                         -           -                -            -           -        -            -
                                        ----------        ----       ----------         ----      ------     ----     --------
Balance at November 30, 1998            58,538,646        $586                -         $  -      84,000     $  1     $ (4,384)
                                        ==========        ====       ==========         ====      ======     ====     ========

                                      Additional     Retained
                                         Paid-in     Earnings
                                         Capital     /Deficit
                                         -------     --------
Balance at February 28, 1998            $299,277      $25,029

  Net loss through
       May 14, 1998                            -       (3,944)
  Exchange of existing
       Cineplex Odeon
       shares in conjunction
       with the Combination              266,579            -
  Issuance of shares to
       Universal under a
       subscription agreement             84,456            -
  Issuance of shares to SCA
       affiliates for Star
       Theatres and S&J
       Theatres                              (27)           -
  Exercise of Stock Options                  351            -
  Dividend to SCA affiliates             (59,023)     (21,085)
                                        --------      -------
Balance at May 14, 1998                  591,613            -
  Net income from May 15,
       to May 31, 1998                         -        3,201
                                        --------      -------
Balance at May 31, 1998                  591,613        3,201
  Exercise of Stock Options                   15            -
  Issuance of shares in
       Public Offering, net of
       costs and expenses                102,625            -
  Automatic conversion of
       SPE Class A non-
       voting shares to
       common shares                           -            -
  Issuance of shares to
       Universal under an
       anti-dilution agreement               (33)           -
  Foreign currency
       translation adjustment                  -            -
  Net income for three
       months ended
       August 31, 1998                         -        8,274
                                        --------      -------
Balance at August 31, 1998               694,220       11,475
                                        --------      -------

  Dividend to SCA affiliates             (22,513)           -
  Foreign currency
       translation adjustment                  -            -
  Net income for three
       months ended
       November 30, 1998                       -      (12,106)
                                        --------      -------
Balance at November 30, 1998            $671,707      $  (631)
                                        ========      =======

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

NOTE 7 -- NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

LCP has determined that three new pronouncements that have been issued, but are not yet effective, are applicable to the Company, and may have an impact on its financial statements:

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

Finally, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity", is effective for the Company's fiscal quarter ending May 31, 1999. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that the Company recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

The Company expects to adopt these standards when required and does not believe that they will have a significant impact on its financial position or operating results.

NOTE 8 -- COMPREHENSIVE INCOME
------------------------------

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". This pronouncement establishes a standard for the reporting of comprehensive income and its components in the Company's financial statements. The following components are reflected in the Company's comprehensive income:

                                                     Three Months Ended                    Nine Months Ended
                                            November 30,        November 30,         November 30,     November 30,
                                                    1998                1997                 1998             1997
                                            ------------        ------------         ------------     ------------
Net loss                                     $  (12,106)           $  (5,412)           $  (4,575)       $  (2,186)
Other comprehensive income:
     Foreign currency translation
     adjustment, net of income
     tax expense/(benefit) of
     $898 and $(3,280),
     respectively                                 2,998                    -               (4,384)               -
                                             ----------            ---------            ---------        ---------
Comprehensive income                         $   (9,108)           $  (5,412)           $  (8,959)       $  (2,186)
                                             ==========            =========            =========        =========

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

NOTE 9 -- COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company has entered into commitments for the future development and construction of 47 theatre properties comprising 729 screens and guarantees of joint venture lease obligations aggregating approximately $418 million.

One of the Company's leased drive-in motion picture theatres and one formerly leased drive-in theatre, both in the State of Illinois, are located on properties on which certain third parties disposed of substantial quantities of auto shredder residue and other debris. Such material may contain hazardous substances. With respect to the currently leased site, located in Cicero, Illinois, the Company has been named as one of two defendants in a lawsuit commenced in August 1998 by the Illinois Attorney General's Office at the request of the Illinois Environmental Protection Agency. The action was brought pursuant to the Illinois Environmental Protection Act and alleges, among other things, that the Company caused or allowed the disposal of certain wastes bearing hazardous substances on the theatre property. The action seeks civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and groundwater testing and remediation, if necessary. The Company's range of liability with respect to this action cannot be reasonably estimated at this time due to several unknown factors, including the scope of contamination at the theatre property, the allocation of such liability, if any, to other responsible parties, and the ability of such parties to satisfy their share of such liability. The Company will continue to evaluate future information and developments with respect to conditions at the theatre property and will periodically reassess any liability accordingly. Based on the foregoing, there can be no assurance that the Company's liability, if any, in connection with this action will not be material.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion of the Company's financial condition and operating results should be read in conjunction with the unaudited consolidated financial statements of the Company for the three and nine month periods ended
November 30, 1998 and 1997. The information presented below includes the results of Cineplex Odeon, which became a wholly owned subsidiary of the Company on May 14, 1998, for the period from May 15, 1998 through November 30, 1998 and does not include any results prior to that time.

This discussion incorporates operating results of partnerships in which the Company has interests to the extent of its equity share as required by the equity method of accounting.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997

Operating Revenues of approximately $211.4 million for the three months ended November 30, 1998 were $125.5 million higher than the comparable period of the prior year. Operating revenues are generated primarily from box office revenues and concession sales. Box office revenues for the three months ended
November 30, 1998 of approximately $147.3 million were $84.6 million higher, and concession revenues of approximately $57.4 million were $36.3 million higher in comparison to the three months ended November 30, 1997. These increases in operating revenues were primarily due to the inclusion of the Cineplex Odeon theatre operating results for the current quarter, the strong film product exhibited during the quarter as evidenced by an increase in industry-wide box office receipt levels, additional revenue from new theatre openings and improvements in concessions revenue per patron, which was enhanced as a result of operating efficiencies realized from the Combination. Excluding the impact of the Cineplex Odeon operations, LCP operating revenues increased $6.9 million (or 8.1%) due to an increase in attendance volume and an increase in concessions revenue per patron of $.22. Cineplex Odeon operating revenues for the quarter of $117.9 million were $400 thousand less than the amount generated in the comparable quarter of the prior year primarily due to a $.22 decrease in box office revenue per patron offset by a $.10 increase in concession revenue per patron and increases in attendance volume. The decrease in box office revenue per patron was primarily due to the effect of currency exchange rate fluctuation experienced by the Company's Canadian operations which also had a negative impact on concession revenue per patron. The increase in concession revenue per patron was predominantly realized from the continuation of the LCP concession programs implemented throughout the Cineplex Odeon circuit during the second quarter.

Operating Costs of approximately $168.2 million for the three months ended November 30, 1998 were approximately $100.2 million higher than the three months ended November 30, 1997, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres, increased costs related to the aforementioned increase in operating revenues and higher occupancy costs attributable to new theatre openings. Excluding the impact of Cineplex Odeon operations, LCP operating costs increased $2.7 million (4.0%) primarily due to the increase in operating revenues mentioned above. Cineplex Odeon operating costs for the quarter were $97.2 million or $8.0 million (7.6%) lower than comparable quarter in the prior year. The Cineplex Odeon operating cost level experienced for the quarter reflects costs savings and operating efficiencies, primarily in concessions operations, resulting from the Combination. The concession gross margin experienced during the quarter, for Cineplex Odeon, improved 3.3% from 80.1% last year to 83.4% in the current year.

General and Administrative Costs of approximately $12.5 million for the three months ended November 30, 1998 were $4.8 million higher than for the three months ended November 30, 1997, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres (net of cost savings realized as a result of the Combination), merit increases and the additional costs relative to the enhancement of the Company's international operations.

Depreciation and Amortization Costs of approximately $26.9 million for the three months ended November 30, 1998 were $13.8 million higher than for the three months ended November 30, 1997, primarily due to the inclusion of the operating results for the Cineplex Odeon theatres, incremental depreciation related to investments in new theatres which commenced operations in prior periods and the amortization of excess purchase price recorded as a result of the Combination.

Loss on Sale/Disposal of Theatres of approximately $3.6 million for the three months ended November 30, 1998 was $800 thousand higher than for the three months ended November 30, 1997, due primarily to the timing, nature and characteristics of theatre dispositions.

Interest Expense of approximately $16.8 million for the three months ended November 30, 1998 was $13.1 million higher than for the three months ended November 30, 1997, due primarily to higher borrowings relating to the Combination (including debt amounts assumed from Cineplex Odeon) and the impact of additional borrowings under the Company's Senior Revolving Credit Facility to fund the Company's investment in theatres and joint ventures.

Modified EBITDA for the three months ended November 30, 1998 of $30.7 million increased $20.4 million in comparison to the three months ended November 30, 1997, primarily due to the inclusion of the operating results for the Cineplex Odeon theatres for the three months ended November 30, 1998, the increase in concession revenues per patron, the strong film product exhibited during the current quarter, cost savings and operating efficiencies as a result of the integration of Cineplex Odeon operations into LCP and the impact of newly opened theatres previously discussed. Modified EBITDA (earnings before interest, taxes, depreciation and amortization, and gains/losses on asset disposal or sales) is a measure of financial performance that management uses in measuring the Company's financial performance. Modified EBITDA measures the amount of cash that the Company has available for investment or other uses and is used by the Company as a measure of performance. Modified EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Modified EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP.

NINE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED NOVEMBER 30, 1997

Operating Revenues of approximately $626.7 million for the nine months ended November 30, 1998 were $327.9 million higher than the comparable period of the prior year. Operating revenues are generated primarily from box office revenues and concession sales. Box office revenues for the nine months ended November 30, 1998 of approximately $437.4 million were $221.7 million higher, and concession revenues of approximately $170.0 million were $95.0 million higher, in comparison to the nine months ended November 30, 1997. These increases in operating revenue were primarily due to the inclusion of the Cineplex Odeon theatre operating results, a strong slate of film products exhibited during the period, additional revenue from new theatre openings and improvements in both box office and concessions revenue per patron, which were enhanced as a result of operating efficiencies realized from the Combination. Excluding the impact of the Cineplex Odeon operations, LCP operating revenues increased $17.6 million (or 5.9%) due predominantly to an increase in both box office and concessions revenue per patron of $.09 and $.19, respectively. The operating revenues generated for the nine months ended November 30, 1998 included Cineplex Odeon operating revenues of $308.9 million for the period May 15, 1998 to November 30, 1998. The operating revenues of $308.9 million generated by Cineplex Odeon include operating efficiencies realized from the continuation of the LCP concession programs implemented throughout the Cineplex Odeon circuit during the second quarter.

Operating Costs of approximately $481.4 million for the nine months ended November 30, 1998 were approximately $256.2 million higher than for the nine months ended November 30, 1997, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres, increased costs related to the aforementioned increase in operating revenues and higher occupancy costs attributable to new theatre openings. Excluding the impact of Cineplex Odeon, LCP operating costs increased $8.9 million (or 4.0%), primarily due to the increase in operating revenues mentioned above. Cineplex Odeon operating costs for the period May 15, 1998 to November 30, 1998 were $246.4 million. The operating cost level experienced by Cineplex Odeon for the period reflects costs savings and operating efficiencies, primarily in concessions operations, resulting from the Combination.

General and Administrative Costs of approximately $34.4 million for the nine months ended November 30, 1998 were $14.3 million higher than for the nine months ended November 30, 1997, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres for the period from May 15, 1998 through November 30, 1998 (net of cost savings realized as a result of the Combination), merit increases and the additional costs relative to the enhancement of the Company's international operations.

Depreciation and Amortization Costs of approximately $67.7 million for the nine months ended November 30, 1998 were $28.9 million higher than for the nine months ended November 30, 1997 due to the inclusion of the operating results for the Cineplex Odeon theatres for the period from May 15, 1998 through November 30, 1998, incremental depreciation related to investments in new theatres which commenced operations in prior periods and the amortization of the excess purchase price recorded as a result of the Combination.

Loss on Sale/Disposal of Theatres of approximately $4.6 million for the nine months ended November 30, 1998 was $1.4 million lower than for the nine months ended November 30, 1997 due primarily to the timing, nature and characteristics of theatre dispositions.

Interest Expense of approximately $39.3 million for the nine months ended November 30, 1998 was $28.3 million higher than for the nine months ended November 30, 1997, due primarily to higher borrowings relating to the Combination (including debt amounts assumed from Cineplex Odeon) and the impact of additional borrowings under the Company's Senior Revolving Credit Facility to fund the Company's investment in theatres and joint ventures.

Modified EBITDA for the nine months ended November 30, 1998 of $110.9 million increased by $57.4 million in comparison to the nine months ended November 30, 1997, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres for the period from May 15, 1998 through November 30, 1998, the increase in box office and concession revenues per patron, the strong slate of film product exhibited during the period, cost savings and operating efficiencies as a result of the integration of Cineplex Odeon operations into LCP and the impact of newly opened theatres previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced, and expects to continue to realize, improved operating results as a result of investments in theatres (including new builds, reconfigurations of existing theatres and the closing of obsolete, unprofitable or uncompetitive theatres). The Company expects to continue to increase revenues and cash flows as a result of reconfiguration of the Loews and Cineplex Odeon circuits and from the additional future investment in North American joint ventures and international exhibition. In addition, the Company expects to continue to realize additional cost savings and operational efficiencies as a result of the Combination.

At November 30, 1998, the Company had capital spending commitments aggregating approximately $388 million for the future development and construction of 47 theatre properties comprising 729 screens. At November 30, 1998, the Company's debt balance includes approximately $75 million of capital spending on theatre projects in various stages of development. In the opinion of management, these capital commitments and the working capital requirements of the Company will be funded by free cash flow generated from operations, the proceeds from the required sale of certain theatres (described below) and by the capital structure (debt and equity) of the Company that has been effected subsequent to the Combination. The paragraphs below present a summary of significant capital transactions (debt and equity) that have been completed in connection with and subsequent to the Combination.

In connection with the Combination, the Company entered into a $1 billion Senior Revolving Credit Facility with Bankers Trust Company, as administrative agent. The new credit facility, together with the $84.5 million provided by Universal under the Subscription Agreement, replaced the Sony Credit Facility and Cineplex Odeon's existing credit facility, funded cash paid to SPE and/or its affiliates upon closing of the Combination and will provide ongoing financing to the Company to fund the Company's working capital requirements and the future theatre expansion in North America and internationally. This Senior Revolving Credit Facility is comprised of two tranches, a $750 million senior secured revolving credit facility, secured by substantially all of the assets of LCP and its domestic subsidiaries, and a $250 million uncommitted facility. The credit facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin based on the Company's Leverage Ratio (as defined in the credit agreement). The Company's borrowings under the new credit facility at November 30, 1998 totaled $403 million.

On August 4, 1998, Plitt, a wholly owned subsidiary of the Company, announced the completion of an at-the-market tender offer relating to the Plitt Notes. The at-the-market offer expired on August 4, 1998, with holders of approximately 97% of the outstanding Plitt Notes tendering into the at-the-market offer. Payment for the tendered Plitt Notes was made on August 5, 1998 in the amount of $212.7 million or 109.261% of the outstanding principal amount of the Plitt Notes plus accrued and unpaid interest. On October 26, 1998, the Company retired an additional $3.0 million of the outstanding Plitt Theatres, Inc. Senior Subordinated Notes.

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

In August 1998, the Company entered into interest rate exchange agreements for a term of four years (expiring in August 2002). As a result of these agreements the Company has a fixed LIBOR rate of 5.77% per annum (plus the applicable margin) on a notional amount of $250 million of indebtedness. Each swap has a quarterly reset date for settlements. The Company is accounting for these swaps as interest rate hedges.

In conjunction with the Combination, the Company made a payment to SPE and its affiliates representing (i) a cash payment to satisfy all intercompany indebtedness to affiliates of SCA as of the closing date, (ii) a cash payment equal to the fair value of certain transferred assets, and (iii) the payment of a dividend to a subsidiary of SPE. Under the requirements of the Combination the Company was required to make a final payment to SCA affiliates. This final payment was subject to post-closing audit procedures which were completed during the third quarter. On November 17, 1998 the Company made the final payment to SCA affiliates in the form of a dividend in the amount of $22.5 million.

On December 8, 1998, the Company's revised sale agreement with Cablevision received DOJ approval. To date the Company has received proceeds of $65.8 million related to this sale agreement. A substantial portion of these proceeds were utilized to pay down the Company's Senior Credit Facility.

THEATRE PORTFOLIO CHANGES

The following table indicates the number of theatre locations, screens and changes to the Company's theatre circuit configuration as a result of the Combination and its theatre reconfiguration program (including screens and locations relating to all the Company's joint ventures) for the three and nine months ended November 30, 1998:

                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                               NOVEMBER 30, 1998                    NOVEMBER 30, 1998
                               -----------------                    -----------------

                           NORTH                                NORTH
                         AMERICA    INT'L    TOTAL            AMERICA    INT'L     TOTAL
                         -------    -----    -----            -------    -----     -----
LOCATIONS
---------

Beginning Balance*           443       15      458                450        1       451
New builds                     2        -        2                  5        -         5
Expansions                     -        -        -                  -        -         -
J.V. Investments               -        -        -                  -       14        14
Dispositions                 (11)       -      (11)               (21)       -       (21)
                            ----       --      ---               ----       --       ---
Ending Balance               434       15      449                434       15       449
                            ====       ==      ===               ====       ==       ===

SCREENS
-------

Beginning Balance*         2,773      119    2,892              2,752        6     2,758
New builds                    24        -       24                 67        -        67
Expansions                     2        -        2                 17        -        17
J.V. Investments               -        -        -                  -      113       113
Dispositions                 (38)       -      (38)               (75)       -       (75)
                           -----      ---    -----              -----      ---     -----
Ending Balance             2,761      119    2,880              2,761      119     2,880
                           =====      ===    =====              =====      ===     =====


* - beginning balances for the nine months ended November 30, 1998 are on a pro forma basis, as if the Combination had occurred as of March 1, 1998.

As a result of the Combination and the Company's theatre reconfiguration program the average screens per location has grown from 6.1 screens per location at March 1, 1998 to 6.4 screens per location at November 30, 1998. During the nine month period ended November 30, 1998 the Company opened five theatre locations aggregating 67 screens: the Grande Cinemas 10 in Toronto, Medicine Hat 10 in Calgary, Cascade Cinemas 14 and Woodinville Cinemas 12 in Washington, and the Palisades Center 21 in Northern New Jersey.

In addition, subsequent to November 30, 1998, the Company opened an additional six theatre locations aggregating 87 screens: the Stonybrook 15 in Long Island, the Liberty Tree Mall 20 in Massachusetts, the Cherry Hill 20 in Southern New Jersey, the First Markham Place Cinema 10 in Markham, Canada, the Grand Prairie Cinema 10 in Grand Prairie, Canada and the Strawberry Hill Cinema 12 in Surrey, Canada.

During the nine month period ended November 30, 1998 the Company disposed of/closed 21 theatre locations comprising 75 screens. In addition, the Company has also negotiated agreements to dispose of/close an additional 46 theatre locations comprising 165 screens by the end of the current fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

LCP has determined that three new pronouncements that have been issued, but are not yet effective, are applicable to the Company, and may have an impact on its financial statements:

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

Finally, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity", is effective for the Company's fiscal quarter ending May 31, 1999. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that the Company recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

The Company expects to adopt these standards when required and does not believe that they will have a significant impact on its financial position or operating results.

EFFECT OF INFLATION

Inflation has not had a material effect on Loews Cinpelex's operations.

YEAR 2000

The Year 2000 issue affects virtually all companies and organizations. The Company has implemented programs designed to ensure that all software and hardware used in connection with providing services to its customers and its internal operations will manage and manipulate data involving the transition of dates from 1999 to 2000 without functional or data abnormality. These programs include, but are not limited to, the integration and conversion of certain point of sale systems in the Cineplex Odeon circuit to that currently in use by LCP. It is expected that the integration will be substantially completed in 1999. The Company does not anticipate incurring significant additional costs to address the Year 2000 issue, although the effectiveness of the Company's present efforts to address the Year 2000 issue cannot be assured. In addition, it is currently unknown whether vendors and other third parties with whom the Company conducts business will successfully address the Year 2000 issue with respect to their own computer software. However, the Company is working with its major vendors and other third parties to identify and address Year 2000 issues. If the Company's present efforts to address the Year 2000 issue are not successful, or if vendors and other third parties with which the Company conducts business do not successfully address the Year 2000 issue, the Company's business and financial condition could be adversely affected.

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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

In addition to other factors and matters discussed elsewhere herein, factors that, in the view of the Company, could cause actual results to differ materially from those discussed in forward-looking statements include, but are not limited to: (i) the effect of economic conditions on a national, regional or international basis; (ii) the continuing ability of the Company to integrate the operations of Cineplex Odeon, the compatibility of the operating systems of the combined companies, the degree to which existing administrative functions and costs are complementary or redundant; (iii) competitive pressures in the motion picture exhibition industry; (iv) the financial resources of, and films available to, competition; (v) changes in laws and regulations, including changes in accounting standards; (vi) the determination of the number, job classification and location of employee positions to be eliminated as a result of the Combination of the LTM Holdings Inc. and Cineplex Odeon; and (vii) opportunities that may be presented to and pursued by the Company.

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

          One of the Company's leased drive-in motion picture theatres and one formerly leased drive-in theatre, both in the State of Illinois, are located on properties on which certain third parties disposed of substantial quantities of auto shredder residue and other debris. Such materials may contain hazardous substances. With respect to the currently leased site, located in Cicero, Illinois, the Company has been named as one of two defendants in a lawsuit commenced in August 1998 by the Illinois Attorney General's Office at the request of the Illinois Environmental Protection Agency. The action was brought pursuant to the Illinois Environmental Protection Act and alleges, among other things, that the Company caused or allowed the disposal of certain wastes bearing hazardous substances on the theatre property. The action seeks civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and groundwater testing and remediation, if necessary. The Company's range of liability with respect to this action cannot be reasonably estimated at this time due to several unknown factors, including the scope of contamination at the theatre property, the allocation of such liability, if any, to other responsible parties, and the ability of such parties to satisfy their share of such liability. The Company will continue to evaluate future information and developments with respect to conditions at the theatre property and will periodically reassess any liability accordingly. Based on the foregoing, there can be no assurance that the Company's liability, if any, in connection with this action will not be material.

          Reference is also made to Item 3 of the Company's Annual Report on Form 10-K for the year ended February 28, 1998.

Item 2.   CHANGES IN SECURITIES

          Not Applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

Item 5.   OTHER INFORMATION

          Not Applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          2.1   (1)  Amended and Restated Master Agreement among Sony Pictures
                      Entertainment Inc., Registrant and Cineplex Odeon Corporation dated as of September 30, 1997
          2.2   (4)  Amended Agreement dated May 14, 1998
          2.3   (1)  Subscription Agreement by and between Registrant and
                       Universal Studios, Inc. dated as of September 30, 1997
          2.4   (1)  Plan of Arrangement
          3.1   (4)  Amended and Restated Certificate of Incorporation of
                       Registrant
          3.2   (5)  Amended and Restated By-laws of Registrant
          4.1   (2)  Indenture dated as of June 23, 1994, by and among Plitt
                       Theatres, Inc. and Cineplex Odeon Corporation and The Bank of New York, as Trustee
          4.2   (4)  Supplemental Indenture dated as of May 14, 1998 among
                       Registrant and The Bank of New York, as Trustee
          4.3   (5)  Second Supplemental Indenture dated as of July 1, 1998 among Plitt Theatres, Inc., Registrant and the Bank of New York, as Trustee
          4.4   (6)  Indenture dated as of August 5, 1998, by and among
                       Registrant and Bankers Trust Company, as Trustee
          4.5   (6)  Form of New Note
          4.6   (6)  Exchange and Registration Rights Agreement dated as of
                       August 5, 1998 by and among Registrant and the initial purchasers of the New Notes
          10.1  (1)  Amended and Restated Stockholders Agreement among
                       Registrant, Sony Pictures Entertainment Inc., Universal Studios, Inc., Charles Rosner Bronfman Family Trust and Other Parties thereto dated as of September 30, 1997
          10.2  (4)  Tax Sharing and Indemnity Agreement dated May 14, 1998 by and among Registrant and Sony Corporation of America
          10.3  (4)  Sony Trademark Agreement dated May 14, 1998 by and among
                       Registrant and Sony Corporation of America
          10.4  (4)  Transition Services Agreement dated May 14, 1998 among
                       Registrant, Sony Corporation of America and Sony Pictures Entertainment Inc
          10.5  (4)  Sony Entertainment Center Lease made as of May 9, 1997 between SRE San Francisco Retail Inc. and Loews California Theatres Inc. (portions of such exhibit have been filed separately with the Commission under an application for confidential treatment pursuant to Rule 83 of the Commission Rules on Organization, Conduct and Ethics, and Information and Regulation (17 CFR (S) 200.83))
          10.6  (4)  Sony YBG Entertainment Center Tenant Work Agreement
          10.7  (1)  Form of Director Indemnification Agreement
          10.8  (1)  Loews Cineplex Entertainment Corporation 1997 Stock
                       Incentive Plan
          10.9  (4)  Credit Agreement dated as of May 14, 1998 among Registrant, as Borrower, the lenders listed therein, as Lenders, Bankers Trust Company, as Administrative Agent and Co-Syndication Agent and Bank of America NT&SA, The Bank of New York and Credit Suisse First Boston, as Co-Syndication Agents
          10.10 (4)  Employment Agreement between Registrant and Lawrence J.
                       Ruisi, dated May 14, 1998
          10.11 (3)  Employment Agreement between Cineplex Odeon Corporation and
                       Allen Karp, dated July 4, 1996

          10.12 (5)  Amended and Restated Employment Agreement between Cineplex
                       Odeon Corporation and Allen Karp, dated November 28, 1997
          10.13 (4)  Assumption dated May 14, 1998 of Allen Karp Employment
                       Agreement by Registrant
          10.14 (1)  Agreement between Registrant and Seymour H. Smith, dated
                       May 1, 1990, including Letter Amendments dated
                       November 14, 1991, March 9, 1993, May 10, 1995,
                       April 11, 1996 and June 6, 1997
          10.15 (1)  Agreement between Registrant and Travis Reid, dated
                       October 21, 1995
          10.16 (1)  Agreement between Registrant and Joseph Sparacio, dated
                       August 20, 1994, including Term Extension Letter dated March 5, 1997
          10.17 (1)  Agreement between Registrant and John J. Walker, dated June
                       1, 1993, including Term Extension Letter dated March 5, 1997
          10.18 (1)  Letter Agreement between Registrant and John C. McBride,
                       Jr., dated November 17, 1997
          10.19 (4)  Letter Agreement between Registrant and Mindy Tucker, dated
                       December 15, 1997
          10.20 (5)  Letter Agreement between Registrant and J. Edward Shugrue, dated December 15, 1997
          10.21 (6)  Purchase Agreement, dated as of July 31, 1998, by and among
                       Loews Cineplex Entertainment Corporation and Goldman Sachs & Co., BT Alex Brown Incorporated, Credit Suisse First Boston Corporation and Salomon Brothers Inc
          10.22 (6)  Amendment to Purchase Agreement, dated as of August 4,
                       1998, by and among Loews Cineplex Entertainment Corporation and Goldman Sachs & Co., BT Alex Brown Incorporated, Credit Suisse First Boston Corporation and Salomon Brothers Inc
          27         Financial Data Schedule (for SEC use only)

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

                                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

Date:  January 11, 1998
                                   By:  /s/ John J. Walker
                                        ------------------
                                        John J. Walker, Senior Vice President
                                        and Chief Financial Officer

                                   By:  /s/ Joseph Sparacio
                                        -------------------
                                        Joseph Sparacio, Vice President, Finance
                                        and Controller

                       EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

          2.1   (1)   Amended and Restated Master Agreement among Sony
                       Pictures Entertainment Inc., Registrant and Cineplex Odeon Corporation dated as of September 30, 1997
          2.2   (4)   Amended Agreement dated May 14, 1998
          2.3   (1)   Subscription Agreement by and between Registrant and
                       Universal Studios, Inc. dated as of September 30, 1997
          2.4   (1)   Plan of Arrangement
          3.1   (4)   Amended and Restated Certificate of Incorporation of
                       Registrant
          3.2   (5)   Amended and Restated By-laws of Registrant
          4.1   (2)   Indenture dated as of June 23, 1994, by and among Plitt
                       Theatres, Inc. and Cineplex Odeon Corporation and The Bank of New York, as Trustee
          4.2   (4)   Supplemental Indenture dated as of May 14, 1998 among
                       Registrant and The Bank of New York, as Trustee
          4.3   (5)   Second Supplemental Indenture dated as of July 1, 1998
                       among Plitt Theatres, Inc., Registrant and the Bank of New York, as Trustee
          4.4   (6)   Indenture dated as of August 5, 1998, by and among
                       Registrant and Bankers Trust Company, as Trustee
          4.5   (6)   Form of New Note
          4.6   (6)   Exchange and Registration Rights Agreement dated as of
                       August 5, 1998 by and among Registrant and the initial purchasers of the New Notes
          10.1  (1)   Amended and Restated Stockholders Agreement among
                       Registrant, Sony Pictures Entertainment Inc., Universal Studios, Inc., Charles Rosner Bronfman Family Trust and Other Parties thereto dated as of September 30, 1997
          10.2  (4)   Tax Sharing and Indemnity Agreement dated May 14, 1998 by
                       and among Registrant and Sony Corporation of America
          10.3  (4)   Sony Trademark Agreement dated May 14, 1998 by and among
                       Registrant and Sony Corporation of America
          10.4  (4)   Transition Services Agreement dated May 14, 1998 among
                       Registrant, Sony Corporation of America and Sony Pictures Entertainment Inc
          10.5  (4)   Sony Entertainment Center Lease made as of May 9, 1997
                       between SRE San Francisco Retail Inc. and Loews California Theatres Inc. (portions of such exhibit have been filed separately with the Commission under an application for confidential treatment pursuant to Rule 83 of the Commission Rules on Organization, Conduct and Ethics, and Information and Regulation (17 CFR (S) 200.83))
          10.6  (4)   Sony YBG Entertainment Center Tenant Work Agreement
          10.7  (1)   Form of Director Indemnification Agreement
          10.8  (1)   Loews Cineplex Entertainment Corporation 1997 Stock
                       Incentive Plan
          10.9  (4)   Credit Agreement dated as of May 14, 1998 among
                       Registrant, as Borrower, the lenders listed therein, as Lenders, Bankers Trust Company, as Administrative Agent and Co-Syndication Agent and Bank of America NT&SA, The Bank of New York and Credit Suisse First Boston, as Co-Syndication Agents
          10.10 (4)   Employment Agreement between Registrant and Lawrence J.
                       Ruisi, dated May 14, 1998
          10.11 (3)   Employment Agreement between Cineplex Odeon Corporation
                       and Allen Karp, dated July 4, 1996
          10.12 (5)   Amended and Restated Employment Agreement between Cineplex
                       Odeon Corporation and Allen Karp, dated November 28, 1997

          10.13 (4)   Assumption dated May 14, 1998 of Allen Karp Employment
                       Agreement by Registrant
          10.14 (1)   Agreement between Registrant and Seymour H. Smith, dated
                       May 1, 1990, including Letter Amendments dated
                       November 14, 1991, March 9, 1993, May 10, 1995,
                       April 11, 1996 and June 6, 1997
          10.15 (1)   Agreement between Registrant and Travis Reid, dated
                       October 21, 1995
          10.16 (1)   Agreement between Registrant and Joseph Sparacio, dated
                       August 20, 1994, including Term Extension Letter dated March 5, 1997
          10.17 (1)   Agreement between Registrant and John J. Walker, dated
                       June 1, 1993, including Term Extension Letter dated
                       March 5, 1997
          10.18 (1)   Letter Agreement between Registrant and John C. McBride,
                       Jr., dated November 17, 1997
          10.19 (4)   Letter Agreement between Registrant and Mindy Tucker,
                       dated December 15, 1997
          10.20 (5)   Letter Agreement between Registrant and J. Edward Shugrue, dated December 15, 1997
          10.21 (6)   Purchase Agreement, dated as of July 31, 1998, by and
                       among Loews Cineplex Entertainment Corporation and Goldman Sachs & Co., BT Alex Brown Incorporated, Credit Suisse First Boston Corporation and Salomon Brothers Inc
          10.22 (6)   Amendment to Purchase Agreement, dated as of August 4,
                       1998, by and among Loews Cineplex Entertainment Corporation and Goldman Sachs & Co., BT Alex Brown Incorporated, Credit Suisse First Boston Corporation and Salomon Brothers Inc
          27          Financial Data Schedule (for SEC use only)

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