Form 10-K
period 1999-02-28
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 1999-05-27
CIK 1054588

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                               ----------------

                                   Form 10-K

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended February 28, 1999     Commission file number 001-14099

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
             (Exact name of Registrant as specified in its charter)

                  Delaware                                       13-3386485
        (State or other jurisdiction               (I.R.S. Employer Identification Number)
      of incorporation or organization)
    711 Fifth Avenue, New York, New York                           10022
  (Address of principal executive offices)                       (Zip Code)

                                 (212) 833-6200
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class:                 Name of each exchange on which registered:
   Common Stock, par value $.01 per share                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $176,784,927 as of May 14, 1999.

   The number of shares of common stock, $.01 par value per share, outstanding on May 14, 1999 was 58,538,646. The number of shares of Class B non-voting common stock, $.01 par value per share, outstanding on May 14, 1999 was 84,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Fiscal 1999 Annual Report to Stockholders         Parts
II and IV
   Portions of the Proxy Statement for the 1999 Annual Meeting of
Stockholders Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

PART I

  ITEM 1. BUSINESS                                                            4
  Fiscal 1999 Highlights...................................................   4
  Our U.S. Partners........................................................   5
  Key Business Strategies..................................................   5
    Operating Strategy.....................................................   5
    Expansion Strategy and Portfolio Management............................   7
  Theatre Operations.......................................................  10
  Competition..............................................................  11
  Segment Information......................................................  12
  Seasonality..............................................................  12
  Government Regulation....................................................  12
  Employees................................................................  13
  Year 2000 Issue..........................................................  13
  Cautionary Notice Regarding Forward Looking Statements...................  13
  Factors That May Affect Future Performance...............................  13
  ITEM 2. PROPERTIES.......................................................  14
  ITEM 3. LEGAL PROCEEDINGS................................................  14
  Antitrust Proceedings....................................................  15
  Environmental Proceedings................................................  15
  Six West Retail Acquisition, Inc.........................................  15
  ADA Litigation...........................................................  16
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS...............  16
  EXECUTIVE OFFICERS OF LOEWS CINEPLEX.....................................  17

PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS................................................  18
  ITEM 6. SELECTED HISTORICAL FINANCIAL DATA...............................  18
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS..........................................  18
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......  18
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  19
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE...............................................  19

PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  19
  ITEM 11. EXECUTIVE COMPENSATION...........................................  19
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  19
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  19

PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8- K...............................................  20
  SIGNATURES................................................................  23

                                     PART I

ITEM 1. BUSINESS

   Loews Cineplex Entertainment Corporation ("Loews Cineplex," "we," "us" or "our") is the world's largest publicly traded theatre exhibition company in terms of revenues and operating cash flow.

   Loews Cineplex was formed by the combination, completed on May 14, 1998, of the Loews Theatres exhibition business of Sony Pictures Entertainment Inc. ("SPE"), a wholly owned subsidiary of Sony Corporation of America ("SCA"), and Cineplex Odeon Corporation ("Cineplex Odeon"), another major motion picture exhibitor with operations predominantly in the U.S. and Canada (the "Combination"). Loews Cineplex was the first commercial motion picture exhibitor in the U.S., perhaps the world, with operations beginning in 1904, when Marcus Loew set up a "nickelodeon" in a rented room above a penny arcade store in Cincinnati, Ohio. Our theatre circuits have grown over the years through internal development and acquisitions. Today, we operate theatres under the Loews, Sony and Cineplex Odeon names. Our partnerships and joint ventures operate theatres under the Star, Magic Johnson and Yelmo Cineplex names.

   Our principal stockholders include SPE, Universal Studios, Inc. ("Universal") and The Charles Rosner Bronfman Discretionary Trust and related stockholders (the "Claridge Group"), which own 39.5%, 25.5% and 7.4%, respectively, of our capital stock and collectively own approximately 72.5% of our capital stock and 72.4% of our voting common stock.

   LTM Holdings, Inc., our predecessor, was incorporated under the laws of the State of Delaware in 1986. Our principal offices are located at 711 Fifth Avenue, New York, New York 10022, and our telephone number is (212) 833-6200.

   Our Internet home page is:

                              www.loewscineplex.com.

   You can learn more about us by visiting our website.

Fiscal 1999 Highlights (all amounts in thousands of U.S. dollars, except per patron data, and unless otherwise noted)

   For the fiscal year ended February 28, 1999, we had approximately $851,160 in revenues and generated approximately $148,775 of Modified EBITDA (earnings before interest, taxes, depreciation and amortization and loss on sale/disposals of theatres). On a combined basis we had $947,401 in Total Revenues and $163,166 in Total EBITDA (earnings before interest, taxes, depreciation and amortization and loss on sale/disposals of theatres including 100% of the operations of our joint ventures and partnerships). Approximately 69% of these revenues came from box office receipts and 31% from concession sales and other revenues. Based on publicly available data our share of the total industry box office receipts in North America during fiscal 1999 was approximately 10.3% (including 100% of the operations of our joint ventures and partnerships).

   As of February 28, 1999, we owned, operated or had an interest in 2,881 screens at 423 locations. Of these, 2,762 screens were located in 22 U.S. states, the District of Columbia and six Canadian provinces. Our screens represent approximately 8% of all exhibition screens in North America. Our screens are mainly concentrated in densely populated urban and suburban areas, with a strong presence in metropolitan New York, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle, Washington D.C., Toronto, Montreal and Vancouver. Approximately 78% of our U.S. theatres are located in 9 of the 10 largest areas of dominant influence (ADI) as defined by A.C. Nielsen Company/EDI in the U.S., and 83% of our Canadian theatres are located in the top 10 ADIs in Canada.

   We also own a 50% interest in 108 screens in 13 locations (included in the aforementioned screen and location totals) in Spain through a joint venture established on June 10, 1998 with Yelmo Films S.A., a leading local Spanish exhibitor. We will continue to build additional theatres in Spain through this joint venture. Additionally, we have established an initial presence in both Hungary and Turkey.

   On March 13, 1999, we entered into a 50/50 joint venture in Italy with Aurelio De Laurentiis' Filmauro Srl., a leading producer, distributor and exhibitor of motion pictures in Italy. The new venture, to be known as De Laurentiis Cineplex, plans to develop 15 to 20 multiplexes over the next five years. The venture currently has numerous sites under development in regions throughout Italy, including Lombardia, Piemonte, Veneto, Liguria, Toscana, Emilia Romagna, Lazio, Puglia, Campania, and Sicilia.

   On May 19, 1999, we announced that we entered into a 50/50 joint venture in Turkey with Transturk Holdings A.S. to develop, construct and operate movie theatres throughout Turkey, Romania and the Turkish Republics of the CIS. The new venture, to be known as Transturk Cineplex, plans to develop 15 multiplexes over the next five years in addition to the 5-screen Profilo Theatre already in operation in Istanbul, Turkey.

   We also operate a six-screen theatre in Hungary. Our entry into Austria will commence in the second quarter of Fiscal Year 2000 with the opening of an 8-screen multiplex in Vienna.

Our U.S. Partners

   Loews Cineplex holds a 50% partnership interest in each of Star Theatres and Magic Johnson Theatres. As of February 28, 1999, these partnerships held interests in and operated 12 locations with a total of 152 screens. The Star theatre locations are concentrated in the metropolitan Detroit, Michigan area. The Magic Johnson theatres are located in densely populated urban areas with predominantly minority populations.

Key Business Strategies

   Our goals are:

  . to be the leading theatrical exhibitor in densely populated metropolitan centers in North America;

  . to expand into selected international markets through joint ventures, new theatre construction and acquisitions; and

  . to maintain our reputation as a preferred exhibitor for distributors and theatre-going patrons.

   We have developed a number of successful operating and expansion strategies designed to achieve these goals and place us at the forefront of our industry.

 Operating Strategy

   We intend to achieve the same high levels of operating performance and cash flow growth historically achieved by Loews Theatres by applying our proven operating strategy to the Cineplex Odeon theatre circuit acquired last year and to our new ventures. During the five fiscal years preceding the Combination (fiscal 1994 to fiscal 1998), Loews Theatres consistently achieved strong operating results, with Total EBITDA per location growing at a compound annual growth rate of 18.3% and Total EBITDA per patron improving from $1.11 to $1.48 during the same period. On a pro-forma basis (pro forma information assumes that the Combination occurred at the beginning of each period presented) for the nine months ended February 28, 1999 and following the Combination date, Total EBITDA grew by 20% from $117.5 million to $141.0 million, Total EBITDA per location grew 21% from $260 to $315 and overall operating margin grew from 14.5% to 17.3% on a comparable basis with the preceding year. We have achieved these results by:

  . actively managing and improving our portfolio;

  . providing a high level of customer service;

  . aggressively controlling operating costs;

  . closely monitoring and managing operations on a daily basis; and

  . increasing efficiency through the integration of highly flexible state-of-the-art information systems into our theatre operations.

Key elements of our operating strategy include:

   .Continue to Realize Cost Savings and Operating Efficiencies. During fiscal 1999, we realized a significant portion of the anticipated annual cost savings and operating efficiencies (currently estimated at approximately $30 million) as a result of the Combination by applying Loews Theatres' operating practices and revenue generating programs throughout our combined chain of theatres, eliminating unnecessary overhead and capitalizing on the benefits of a larger number of theatres.

   Since completing the Combination, we have already substantially reduced overhead costs by reducing the number of personnel we need to conduct our business, extending volume discounts on bulk concession items to Cineplex Odeon and making other improvements.

   .Apply Proven Operating Practices. During the 1999 fiscal year, we continued implementing our operating strategies. Over the five fiscal years preceding the Combination, Loews Theatres increased concession revenue per patron by 31.3% from $1.63 to $2.14. In addition, our concession margins increased from 80.8% to 84.5% during the same period. This increase was due to:

  . expanded concession offerings;

  . implementing employee training and incentive programs which encourage
    "upselling";

  . effective showtime scheduling to reduce congestion in the lobby and concession area enabling us to more efficiently service our patrons;

  . improved customer service; and

  . more efficient concession stand designs.

   On a pro-forma basis for the nine months ended February 28, 1999 and following the Combination date, our concession revenues per patron increased by 5.2% from $1.91 to $2.01, due primarily to improvements of Cineplex Odeon's overall concession productivity and increased sales (including a $.13 concession per capita increase prior to currency fluctuations) and continued improvements to the Loews Theatre circuit. Our combined concession margins have increased from 82.2% to 84.1% during the same period. This improvement is due to our ability to obtain favorable terms with our vendors, benefit from volume discounts and offer a variety of product mix, all while maintaining attractive margins.

   Operating expenses, including concession costs, at our Loews Theatres circuit decreased from 78.8% of revenues to 74.4% between fiscal 1994 and fiscal 1998. We have been successful in reducing these expenses by:

  . minimizing rent through favorable real estate practices;

  . implementing more efficient layouts in our newer theatres;

  . training our staff to perform several functions; and

  . adjusting staffing levels based on "real time" information gathered from our theatres.

   .Capitalize on Larger Presence in the Market. We believe we can improve operations by realizing cost savings through eliminating unnecessary overhead and by spreading the remaining overhead costs over a larger theatre group. We also anticipate that we will realize additional benefits created by a larger presence in the market. These benefits include:

  . volume purchase discounts;

  . receiving more favorable terms from vendors and service suppliers; and

  . entering into revenue generating contracts on a circuit-wide basis.

   We expect additional improvements through more efficient film programming and scheduling, enabling us to exhibit motion pictures for the maximum play time by matching the size of the auditorium with rapidly changing audience demands.

   .Focus on Customer Service. Our goal is to be the industry leader in customer service. We want to provide a high level of customer service and convenience, positioning us as the "theatre of choice" for movie-going patrons. We have developed a proven customer service program focused on increasing patronage and generating customer loyalty by improving the overall movie-going experience.

   This program includes:

  . optimizing the scheduling of showtimes to lessen congestion at our theatres;

  . offering more frequent showtimes of popular films; and

  . guaranteeing "next-in-line" service to improve ticket and concession sales.

   We also train our employees to improve service and sales techniques thereby increasing overall concession sales. By serving customers more quickly, we believe that we can increase our concession revenues per patron. To encourage increased patronage, we have established new concession programs, provided a wider selection of concession items and enhanced promotions and merchandising activities. We have also established box office admission discount programs, including bargain matinees, group admissions, senior citizen and children discounts. In addition, our Passport Ticket Program provides for the purchase of admission tickets at a discount.

   .Maintain State-of-the-Art Information Systems. In the three years before the Combination, we upgraded our point-of-sale system at the Loews Theatres circuit and invested in state-of-the-art computer technology at our theater box offices and concession stands. These investments enabled us to increase productivity and manage operating costs more efficiently. We have now substantially completed integrating Cineplex Odeon's U.S. theatre operations into our system and are completing a feasibility study to capitalize on related synergies in Canada.

   We use touch screen selling stations at our box offices and concession stands to provide quicker service, resulting in higher customer turnover and improved productivity. This system has shortened transaction processing times and provides "real time" information to the home office regarding attendance levels, box office receipts, concession sales and employee productivity at each location, as well as better inventory management and control.

   With immediate access to this information, we can make daily adjustments to staffing levels and inventories in order to maximize productivity and overall profitability. This is especially important during critical operating periods such as weekends and holidays. We have also made significant investments in technology to integrate and enhance features within our major reporting systems.

   .Expand Other Revenues. We are continually seeking out other potential revenue opportunities in addition to box office and concession revenues. We believe we can be an attractive medium for advertising and joint marketing and promotion efforts, due to our offering access to mass audiences. In fiscal 1999, we had approximately 140 million patrons on a pro-forma basis, with highly attractive demographics. We maintain screen advertising programs in all of our theatres with local and national advertisers. We are continuing to explore additional advertising and marketing programs with world class consumer product companies.

   We have also generated additional revenue through the leasing of our theatres for motion picture premieres and screenings, corporate events and private parties. Some of our theatres have earned reputations as the "preferred" theatres for these events given their locations in key urban markets as well as their upscale settings.

   .Motivate Key Employees. We have adopted a stock incentive plan which is designed to link compensation of management with stockholder return. We expect to expand this program by granting options in our common stock to approximately 900 of our employees. We will be asking our stockholders to approve an amendment to the stock incentive plan at the 1999 Annual Meeting which will allow us to put this program in place.

   We provide additional incentives to our theatre staff employees by paying commissions for concession productivity over certain target levels. We also offer benefits such as college tuition assistance designed to attract quality employees, reduce employee turnover and increase operating efficiencies.

 Expansion Strategy and Portfolio Management

   A key component of our business strategy is pursuing significant expansion and upgrades of our theatres. In fiscal 1999, we spent approximately $147 million on expanding and upgrading our theatres, and we plan to spend approximately $1 billion in capital expenditures during the first five years following the Combination to:


  . develop or acquire additional theatres in the North American and select international markets;

  . expand the number of screens at certain existing theatre locations; and

  . significantly upgrade and modernize existing theatres where appropriate.

   .Upgrade and Expand in North America. During the five years prior to the Combination, Loews Theaters implemented a major theater reconfiguration and expansion program, which we have extended to Cineplex Odeon following the Combination. The essence of the reconfiguration and expansion program is to build/acquire new modern state-of-the-art multi-screen theatres, expand and/or renovate existing theatres where appropriate and to close/dispose of old, obsolete and/or unprofitable theatres. This program increased screens per location from 5.4 at the end of fiscal year 1994 to 7.4 at the end of fiscal year 1998.

   In conjunction with this expansion program, we have adopted a prototype design for new theatre construction. This prototype has between 12 and 24 screens, depending on the location, with oversized screens, stadium seating, rocking chair seats, state-of-the-art digital sound systems and spacious lobbies. The prototype incorporates state-of-the-art sales technology, and the design, location and size of concession stands in the prototype allow us to operate more efficiently. We believe larger multiscreen theatres are more efficient to operate and provide for greater operating margins and better use of assets. The greater number of screens per theatre provides more effective leverage of fixed costs and staffing levels over a larger revenue base. Multi-screen facilities also allow us to present a variety of films with more frequent showtimes to the movie-going public.

   During the four fiscal years ended February 28, 1998, Loews Theatres constructed and placed into service 18 new multiplex and megaplex theatres with a total of 226 screens. During the same period, we also added 52 new screens at existing theatres. Since the Combination, we have added 12 new multiplex and megaplex theatres with a total of 168 screens.

   The quality of our theatres and their location in major metropolitan locations position our theatres among the top grossing theatres in the U.S. Currently we operate the three highest grossing theatres in the U.S. according to A.C. Nielsen Company/EDI:

  . the 13-screen flagship Sony Theatres Lincoln Square in New York City, home of the first commercial 3-D IMAX theatre in the United States;

  . the 18-screen Universal City at Citywalk, a retail and entertainment complex in Universal City, California; and

  . the 20-screen Star Theatres in Southfield, Michigan.

   The following table indicates the number of theatre locations and screens and changes in each as a result of our upgrading and reconfiguration program and the addition of the Cineplex Odeon circuit to the Loews Theatres circuit during the five fiscal years ended February 28, 1999. These figures include screens and locations operated by Star, Magic Johnson and Yelmo Cineplex.


                                     Fiscal Year ended February
                                             28 or 29,
                                    --------------------------------  Five Year
                                    1995   1996   1997  1998   1999     Total
                                    -----  -----  ----  -----  -----  ---------
   Screens
   Beginning of year...............   981  1,030  950     959  1,035      981
    New construction...............    54     36   44      92    168      394
    Expansions.....................    15      3   22      12     15       67
    J.V. investments...............   --     --   --      --     113      113
    Combination....................   --     --   --      --   1,723    1,723
    Dispositions...................   (20)  (119) (57)    (28)  (173)    (397)
                                    -----  -----  ---   -----  -----    -----
   Year end........................ 1,030    950  959   1,035  2,881    2,881
                                    =====  =====  ===   =====  =====    =====
   Locations
   Beginning of year...............   182    180  154     143    139      182
    New construction...............     5      3    4       6     12       30
    J.V. investments...............   --     --   --      --      14       14
    Combination....................   --     --   --      --     312      312
    Dispositions...................    (7)   (29) (15)    (10)   (54)    (115)
                                    -----  -----  ---   -----  -----    -----
   Year end........................   180    154  143     139    423      423
                                    =====  =====  ===   =====  =====    =====
   Average screens per location....   5.7    6.2  6.7     7.4    6.8

   During fiscal 1999, we pursued the sale of certain theatres in New York City and Chicago that were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached with the DOJ to permit the Combination. As a result, during the fourth quarter, we sold to Cablevision Sytems Corporation 33 screens in 12 theatres in New York City, in accordance with the DOJ order, and an additional 14 screens in 4 theatres in the suburban New York area for aggregate cash proceeds of $87.5 million. A substantial portion of these proceeds were utilized to pay down our Senior Revolving Credit Facility.

   Under the agreement with the DOJ, we were also required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 of these theatre locations to a third party. The sale of these theatres will not have a significant impact on our operating results or financial position. The disposition of these Chicago theatres occurred after February 28, 1999 and accordingly they are included in the table presented above. Additionally, under the agreement with the DOJ, we are required to sell the remaining 19 screens at 3 theatre locations in Chicago. We are investigating several options in order to comply with the requirements of the agreement with the DOJ.

   Finally, we are planning to close or dispose of certain overlapping theatre locations and underperforming theatres, including older obsolete theatres that contribute only minimally to cash flow from operations or are operating at a loss. We have targeted approximately 550 screens for disposition or closing following the Combination. While in the aggregate these theatres generate significant revenues, we believe that the disposition or closure of these screens will actually improve our operating cash flow on an ongoing basis. Contractual obligations related to most of these theatre closings have been provided for as part of the cost of acquisition in connection with the Combination.

   We believe we have a significant opportunity to improve our competitive position in many of our existing markets, as well as to selectively enter new markets in North America that are currently underserved. Our goal in this expansion effort is to develop a modern portfolio of multiplex and megaplex theatre properties which offer customers an exceptional movie-going experience. Currently, we are targeting to open approximately 12 to 15 new theatre locations in North America annually, and to add new screens at certain existing locations. We are also implementing a program to upgrade certain existing theatres with stadium seating.

   .Expand Internationally. According to the Baskerville Communications Corporation, the international share of total worldwide box office receipts rose from 43% in 1983 to 63% in 1998. International box office figures are expected to rise by 41% between 1998 and 2007. We believe that the international market offers significant growth opportunities to motion picture exhibitors, particularly through the replication of the multiplexing process currently underway in the domestic arena. Much of the world is underscreened and underserved by poor quality theatres. According to Baskerville Communications Corporation, there were approximately 8,400 people per screen in the U.S. in 1998, compared to an average of approximately 26,500 people per screen in Europe and approximately 69,000 people per screen in Latin America. In the U.S., the average person visits a theatre approximately 5.2 times per year, compared to 2.1 times per year in Europe and only 0.6 times per year in Latin America. The international market has upside potential in that small increases in attendance rates and increased average ticket prices have a dramatic impact in expanding box office receipts.

   In June 1998, we formed the Loews Cineplex International division to develop, construct and operate theatres outside of the U.S. We are currently considering expansion opportunities in selected areas throughout the world that we believe are underscreened and underserved. We have initially targeted selected markets in Western Europe based on the favorable economy, ease of doing business and availability of attractive partners. We intend to identify local partners in targeted international markets with whom management can pursue joint venture opportunities that capitalize on our development and operating expertise and access to capital, and that take advantage of the local partners' established presence and significant local expertise.

   On June 10, 1998, Loews Cineplex and Yelmo Films formed Yelmo Cineplex, a 50/50 joint venture, to develop, construct and operate movie theatres throughout Spain. Yelmo Films is Spain's second largest film exhibition company and its leading builder of state-of-the-art multiplex theatres. Yelmo Cineplex currently owns and operates 108 screens at 13 theatre locations in high-density population areas in Madrid, Catalunya and Galicia. Under the terms of the agreement, Yelmo Films contributed its existing theatre assets to the joint venture. We are contributing cash equal to the agreed value of the assets net of debt on an "as-needed" basis, primarily to fund the construction of new multiplexes. Yelmo Cineplex expects to add approximately 15 new theatre locations and approximately 175 screens to its existing assets in the next several years. It currently has two theatre locations with 22 screens under construction and commitments for eight additional theatre locations aggregating 103 screens. The Spanish film exhibition market has experienced strong growth recently, with a 27% increase in box office receipts since 1995.

   On March 13, 1999, we entered into a 50/50 joint venture in Italy with Aurelio De Laurentiis' Filmauro Srl., a leading producer, distributor and exhibitor of motion pictures in Italy. The new venture, to be known as De Laurentiis Cineplex, plans to develop 15 to 20 multiplexes over the next five years. The venture currently has numerous sites under development in regions throughout Italy, including Lombardia, Piemonte, Veneto, Liguria, Toscana, Emilia Romagna, Lazio, Puglia, Campania, and Sicilia.

   On May 19, 1999, we announced that we entered into a 50/50 joint venture in Turkey with Transturk Holdings A.S. to develop, construct and operate movie theatres throughout Turkey, Romania and the Turkish Republics of the CIS. The new venutre, to be known as Transturk Cineplex, plans to develop 15 multiplexes over the next five years in addition to the 5-screen Profilo Theatre already in operation in Istanbul, Turkey.

   We also operate a six-screen theatre in Hungary. Our entry into Austria will commence in the second quarter of fiscal year 2000 with the opening of an 8 screen multiplex in Vienna. We are currently evaluating several other specific international expansion opportunities in Western and Eastern Europe, Latin America and Asia.

   .Pursue Acquisitions and Joint Ventures. We are continually seeking opportunities to acquire theatres with locations that complement our existing locations and provide the opportunity to improve operations through significant cost savings realized through economies of scale. Acquisitions can also provide the critical mass needed to expand into new markets. We target acquisitions that can be consummated at an attractive price and where there is a significant strategic fit with our existing theatres.

   We also explore joint ventures with partners that offer complementary expertise, enabling us to increase our success in entering niche markets or markets where we currently do not have a presence. Our partnership interest in Star Theatres gives us the opportunity to capitalize on the local reputation and consumer recognition of a high quality circuit, while providing the resources and expertise of a national exhibitor. Magic Johnson Theatres leverages the brand name of one of the most well-known and respected athletes in the world and gives us a unique vehicle to make the first successful entry into underserved minority markets. Our joint ventures with Yelmo Films in Spain and De Laurentiis Cineplex in Italy are other examples of our strategy of combining our financial resources and operating expertise with a partner's knowledge of local markets in order to expand successfully into new territories.

   .Open Theatres in Location-Based Entertainment Centers. As consumers seek more sophisticated entertainment offerings, we and our competitors have begun to construct new theatres in location-based entertainment centers. In addition to theatres, these centers typically have specialty retail stores, themed restaurants and video arcades. We currently operate the 18-screen Universal City theatre multiplex at Citywalk in Los Angeles which is scheduled to include a new IMAX theatre and we will operate a 15-screen theatre and an IMAX theatre at Metreon(TM), Sony's 350,000 square foot entertainment center in San Francisco scheduled to open in June 1999 and a 20-screen theatre at Universal Studios in Orlando, Florida. We are continuing to explore opportunities with Sony and Universal as well as other developers of entertainment centers.

Theatre Operations

   Nearly all of our screens are located in multiscreen theatres. Our theatres averaged 6.8 screens as of February 28, 1999. We intend to increase this ratio through the construction of larger multiplex or megaplex theatres, by expanding certain existing theatres and by closing smaller theatres. Multiplex theatres enable us to present a variety of films appealing to several segments of the movie-going public, while serving patrons from common facilities, box office, concession areas, restrooms and lobbies. This strategy improves attendance, enables us to operate more efficiently and uses more of our theatre capacity, all of which enhance revenues and profitability.

   We rely upon advertising and movie schedules in newspapers to inform our patrons of film selections and show times. We also exhibit previews of coming attractions and films presently playing on other screens.

Competition

   The U.S. motion picture exhibition industry is generally fragmented, with nine large companies owning or operating a majority of screens. In most of our markets, we are in direct competition for film exhibition licensing rights and theatre locations with both large and small exhibition companies.

   The following table presents the nine largest exhibition companies in North America by box office revenue, screens and theatres according to the most recent publicly available information:

                                                     Box Office
                                                      Revenues  Screens Theatres
                      Company                        ---------- ------- --------
                                                     (millions)
Loews Cineplex(1)...................................   $721.5    2,881    423
AMC Entertainment...................................    652.1    2,645    217
Regal/Act III.......................................    462.8    3,573    403
United Artists Theatres.............................    454.4    2,184    319
Cinemark Cinemas....................................    363.2    2,322    227
Carmike Cinemas.....................................    330.5    2,658    468
GC Companies........................................    272.0    1,045    150
Hoyts Cinemas Corp..................................      N/A      817    112
National Amusements.................................      N/A      978    106

--------
(1) Includes 100% of our partnerships and the operations of Cineplex Odeon since March 1, 1998.

   In 1998, U.S. motion picture attendance was approximately 1.48 billion, the highest attendance level recorded by the National Association of Theatre Operators during the past four decades, and, in the same year, box office revenues exceeded $6.95 billion, an 8% increase over 1997. The average ticket price for 1998 was $4.69, an increase of 2% over 1997.

   Exhibitors' primary revenues are derived from box office sales of tickets and sales of concession products. Box office revenues are directly related to:

  . attendance, which is driven by the quality of the movie-going experience, including the comfort, cleanliness and convenience of the location of theatres,

  . the content and quality of film product distributed by major motion picture and independent film studios,

  . the ticket price,

  . the quality of projection and sound presentation and

  . the level of customer service.

   Exhibitors sell concessions, which consist of food and beverages, at stands in the theatres, and the revenues they generate are largely dependent on attendance levels, theatre staffing, training and the type and quality of products offered.

   Exhibitors' primary operating costs include:

  . film costs for licensing rights paid to motion picture distributors,

  . costs of concession products,

   .labor,

  . theatre rents,

   .occupancy costs,

  . real estate taxes, and

  . advertising.

   .Relationship Between Motion Picture Production and Distribution and Motion Picture Exhibition. The motion picture exhibition and the motion picture production and distribution industries are closely related. Motion picture theatres are the primary initial distribution channel for new motion picture releases. Theatrical success of a motion picture is often the most important factor in establishing its value in cable television, pay-per-view, videocassette and other markets. At the same time, the ultimate success of an exhibitor's box office depends on the quality, quantity, availability and acceptance by movie-going patrons of the motion pictures produced by production companies and licensed to the motion picture exhibitors by distribution companies.

   A few major movie studios and their distribution operations dominate the motion picture production and distribution industry in the U.S. These include:

  . Columbia and TriStar, both owned by Sony,

  . Universal, which is approximately 92% owned by Seagram,

  . The Walt Disney Company,

  . Warner Bros., which is owned by Time-Warner Inc.,

  . Paramount Pictures, which is owned by Viacom Inc.,

  . Twentieth Century-Fox, which is owned by News Corporation Ltd. and

  . Metro-Goldwyn-Mayer Inc.

   Based on box office receipts, these studios account for approximately 90% of the motion pictures exhibited in the U.S.

   . Film Licensing. In order to secure motion pictures, exhibitors must engage in negotiations with film distributors for licensing rights of first run feature motion pictures. Exhibitors and distributors conduct negotiations on a film-by-film and theatre-by-theatre basis. Film exhibition licenses typically specify rental fees based upon gross receipts or on theatre admissions. Under gross receipts arrangements, the distributor receives a specified percentage of box office receipts, with the percentage declining over the term of the run. Based upon a theatre admissions formula, the distributor receives a specified percentage of the excess of box office receipts over an agreed upon house operating expense.

   If there are multiple exhibitors in a film zone, a distributor may require the exhibitors in a zone to bid for a film or may allocate its films among them. When films are allocated, a distributor will choose which exhibitor is offered a film and the exhibitor will negotiate film rental terms directly with the distributor. Over the past several years, distributors have generally favored the allocation over the bidding process to license their films.

Segment Information

   See Note 13 to our Consolidated Financial Statements included in the 1999 Annual Report to Stockholders which is incorporated by reference.

Seasonality

   The release of motion pictures is often seasonal, with a disproportionate number of major motion picture releases taking place during the summer and holiday seasons. This may cause significant changes, from quarter to quarter, in our attendance levels, theatre staffing levels and reported results. We expect this industry-wide trend to continue.

Government Regulation

   In the United States, federal and state antitrust laws in large part regulate the distribution of motion pictures. These laws have been the subject of numerous antitrust cases. The most significant of these cases is U.S. v. Paramount Pictures Inc., et al., which was affirmed by the U.S. Supreme Court in 1950. The decision from the Paramount case binds most major film distributors and requires the distributors to offer and license their films to exhibitors on a film-by-film and theatre-by-theatre basis. Consequently, we cannot be assured of a supply of motion pictures by entering into long-term arrangements with major distributors. Instead, we must compete and negotiate for licenses on a film-by-film and theatre-by-theatre basis.

   The Americans with Disabilities Act ("ADA") and some state statutes and local ordinances require places of public accommodation, including existing and newly constructed theatres, to be accessible to, and have assistive listening devices available for use by, patrons with disabilities. The ADA may require us to modify some existing theatres to make the theatres accessible to theatre patrons and employees who are disabled. The ADA requires theatres to be built to permit persons with disabilities full use of the theatre and its facilities and reasonable access to work stations. We have established a program to review and evaluate our U.S. theatres and to make changes that may be required. The Disability Rights Council of Greater Washington and others have alleged that certain theatres in the pre-existing Cineplex Odeon circuit are not in compliance with the ADA. Additional information relating to these claims appears under the heading "Legal Proceedings" below.

   Motion picture exhibitors are also subject to certain U.S. and Canadian federal, state, provincial and local laws governing such matters as construction, renovation and operation of their theatres, employee wages and working conditions, health and sanitation regulations. We believe all of our theatres are in compliance with these requirements.

Employees

   As of February 28, 1999, we employed approximately 16,000 employees, including approximately 2,000 full-time and 14,000 part-time employees. Our employment levels are generally directly related to seasonal changes in business activity. We are a party to collective bargaining agreements with 33 unions, of which approximately 1,700 employees are members. We believe that our employee relations are generally good.

Year 2000

   The Year 2000 issue is a result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The inability to recognize or properly treat the year 2000 may cause systems to process financial and operations information incorrectly.

   We recognized this challenge early and began work on remediation and overall upgrades to all information systems several years ago. We have largely completed remediation of our systems to meet business continuity concerns throughout the Loews Theatre circuit and at its corporate offices. As a result of the Combination with Cineplex Odeon we have found that the point-of-sale systems at several of the Cineplex Odeon theatres and within our Yelmo Cineplex joint venture may not be year 2000 compliant. Our management and information systems department are currently evaluating these systems and will take the necessary action to mitigate all Year 2000 concerns. Completion of the necessary remediation on these systems is ongoing, and expected to be completed by the end of our fiscal third quarter. We will also formulate a contingency plan to address any potential Year 2000 issues that may arise.

   The ongoing maintenance and upgrades of our information systems have largely addressed any significant Year 2000 issues. Due to these significant upgrades and investments in information systems over the past several years, total costs incurred to date directly related to the remedy of the Year 2000 issues have been minimal and the identifiable costs associated with the remaining Year 2000 conversion activities including our non-information technology related systems are not expected to be significant.

   In addition, it is currently unknown whether vendors and other third parties with whom we conduct business will successfully address the Year 2000 issue with respect to their own computer software. However, we are working with our major vendors and other third parties to identify and address Year 2000 issues. If our present efforts to address the Year 2000 issue are not successful, or if vendors and other third parties whom we conduct business do not successfully address the Year 2000 issue, our business and financial condition could be adversely affected.

Cautionary Notice Regarding Forward Looking Statements

   This Form 10-K includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-K may constitute forward-looking statements. Although we believe that the expectations reflected in such forward looking statements are reasonable, we cannot be assured that the expectations will prove to be correct. Important factors that could cause results to differ materially from our expectations are disclosed below. All forward-looking statements are expressly qualified in their entirety by these cautionary statements.

Factors That May Affect Future Performance

   In addition to other factors and matters previously mentioned, in our view, the following items could cause results to differ materially from those discussed in forward-looking statements:

  . the effect of economic conditions on a national, regional or international basis;

  . competitive pressures in the motion picture exhibition industry;

  . the financial resources of, and films available to, our competitors;

  . changes in laws and regulations, including changes in accounting standards;

  . our high debt levels, which may reduce our operating flexibility, may impair our ability to obtain financing and may make us more vulnerable in a downturn;

  . our ability to execute successfully our foreign expansion plans;

  . the interests of our two major stockholders, Sony Pictures and Universal, each of which produces and distributes motion pictures; and

  . opportunities that may be presented to and pursued by us.

ITEM 2. PROPERTIES

   At February 28, 1999, Loews Cineplex, including Star, Magic Johnson and Yelmo Cineplex theatres, operated or had interests in 2,881 screens in 423 theatres, of which 50 theatres were owned by us, 368 theatres were leased and 5 theatres were subject to management arrangements. Our leases are entered into on a long-term basis. The lease terms generally range from 20 to 40 years and contain certain various renewal options, generally in intervals of 5 to 10 years. Theatre leases provide for the payment of a fixed annual rent and, sometimes, a percentage of box office receipts or total theatre revenue. The following tables show the locations of our screens at February 28, 1999, including our partnerships' theatres.

                                 United States
--------------------------------------------------------------------------------
State                                                          Screens Locations
-------------------------------------------------------------- ------- ---------
Arizona.......................................................    33        4
California....................................................    64        8
Connecticut...................................................    21        4
District of Columbia..........................................    33       10
Florida.......................................................     7        1
Georgia.......................................................    12        1
Idaho.........................................................    21        5
Illinois......................................................   337       56
Indiana.......................................................    54        6
Kentucky......................................................     9        2
Maryland......................................................   153       23
Massachusetts.................................................    93       10
Michigan......................................................   113        9
Minnesota.....................................................    25        5
New Hampshire.................................................    12        2
New Jersey....................................................   212       21
New York......................................................   272       45
Ohio..........................................................    15        2
Pennsylvania..................................................     7        1
Texas.........................................................   201       24
Utah..........................................................     62      11
Virginia......................................................     49       8
Washington....................................................    120      18
                                                                -----     ---
  Total.......................................................  1,925     276
                                                                =====     ===
                                     Canada
--------------------------------------------------------------------------------
Province                                                       Screens Locations
-------------------------------------------------------------- ------- ---------
Alberta.......................................................    135      20
British Columbia..............................................     65      12
Manitoba......................................................     13       3
Ontario.......................................................    381      59
Quebec........................................................    216      34
Saskatchewan..................................................     27       4
                                                                -----     ---
  Total.......................................................    837     132
                                                                =====     ===

                                 International
--------------------------------------------------------------------------------
Country                                                        Screens Locations
-------------------------------------------------------------- ------- ---------
Spain.........................................................    108      13
Hungary.......................................................      6       1
Turkey........................................................      5       1
                                                                -----     ---
  Total.......................................................    119      15
                                                                -----     ---
  Grand Total.................................................  2,881     423
                                                                =====     ===

   Under the partnership agreement governing the operation of the Star Theatres circuit, we are responsible for film booking arrangements. Our joint venture partner manages the theatres under an operating agreement. The partnership agreement also has provisions governing the transfer of partnership interests between the partners and to unaffiliated third parties.

   Under the partnership agreement governing the operation of the Magic Johnson Theatres circuit, we are responsible for film booking arrangements and management of the theatres. This agreement also has provisions governing the transfer of partnership interests between the partners and to unaffiliated third parties.

ITEM 3. LEGAL PROCEEDINGS

   We are involved in routine litigation and legal proceedings in the ordinary course of our business relating to personal injury claims, employment matters and contractual disputes. Except for those noted below, we do not have any litigation or proceedings that we believe will have a material adverse effect on us, individually or in the aggregate.

Antitrust Proceedings

   On April 16, 1998, the United States of America, the State of New York, by and through its Attorney General, Dennis C. Vacco, and the State of Illinois, by and through its Attorney General, Jim Ryan, on one hand, and us, Sony Corporation of America, Cineplex Odeon and Seagram Co. Ltd., on the other hand, entered into, and the Southern District of New York ordered, a Stipulation & Order setting forth a proposed Final Judgment relating to alleged federal antitrust violations in New York and Illinois stemming from the Loews/Cineplex combination. This Stipulation & Order followed the filing of a complaint on the same day relating to these alleged violations. Under the terms of the agreement, we were required to divest certain theatres in New York and Chicago.

   During fiscal 1999, we pursued the sale of certain theatres in New York City and Chicago that were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached to permit the Combination. As a result, during the fourth quarter we sold to Cablevision Systems Corporation 33 screens in 12 theatres in New York City, in accordance with the DOJ order, and an additional 14 screens in 4 theatres in the suburban New York area for aggregate cash proceeds of $87.5 million. A substantial portion of these proceeds were used to pay down our Senior Revolving Credit Facility.

   Under the agreement with the DOJ, we were also required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 of these theatre locations to a third party. The sale of these theatres will not have a significant impact on our operating results or financial position. Additionally, under the agreement with the DOJ, we are required to sell the remaining 19 screens at 3 theatre locations in Chicago. We are investigating several options in order to comply with the requirements of the agreement with the DOJ.

Environmental Proceedings

   We own, manage and/or operate theatres and other properties that are subject to certain U.S. and Canadian federal, state and local laws and regulations relating to environmental protection and human health and safety, including those governing the investigation and remediation of contamination resulting from past or present releases of hazardous substances. Some of these laws and regulations may impose joint and several liability on statutory classes of persons for the costs of investigation or remediation of contamination, regardless of fault or the legality of the original disposal. These persons include the present or former owner or operator of a contaminated property and companies that generated or disposed of hazardous substances found at the property.

   Two of our leased drive-in theatres in the State of Illinois are located on properties on which third parties disposed of substantial quantities of auto shredder residue and other debris which may contain hazardous substances. With respect to the site located in Cicero, Illinois, we have been named as one of two defendants in a lawsuit commenced in August 1998 by the Illinois Attorney General's Office at the request of the Illinois Environmental Protection Agency. The action was brought pursuant to the Illinois Environmental Protection Act and alleges that we caused or allowed the disposal of wastes bearing hazardous substances on the theatre property. The action seeks civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and groundwater testing and remediation. We cannot precisely estimate our liability at this time due to unknown factors, including the scope of contamination at the theatre property, the allocation of liability to other responsible parties and the ability of other parties to satisfy their share of liability. We will continue to evaluate future information and developments regarding conditions at the property and will periodically reassess any liability accordingly. We cannot guarantee, however, that our liability in connection with this action will not be material.

Six West Retail Acquisition, Inc.

   On July 24, 1997, Six West Retail Acquisition, Inc., a real estate development company, initiated a lawsuit against us and some of our affiliates in the U.S. District Court for the Southern District of New York, seeking injunctive relief and unspecified monetary damages. Six West alleges that we have violated federal antitrust laws by engaging in block booking agreements and monopolizing the motion picture exhibition market in New York City. Six West owns or leases the Paris and New York Twin theatres in Manhattan. The Paris theatre was managed by one of our subsidiaries under an oral management agreement that has been terminated. The New York Twin theatre is managed by one of our subsidiaries under a written management agreement. Six West also alleges that we violated our contractual and fiduciary responsibilities in managing the two theatres. On December 3, 1997, Six West filed an amended complaint asserting similar claims with respect to the Festival Theatre which was operated by one of our subsidiaries until it was closed in 1994. All of the defendants moved to dismiss the amended complaint by motion dated January 8, 1998. The court has not yet rendered a decision on the motion to dismiss. The parties have commenced document production and discovery proceedings. We believe that Six West's claims are without merit and intend to oppose them vigorously.

ADA Litigation

   On or about December 17, 1997, the Disability Rights Council of Greater Washington and others commenced a lawsuit in the U.S. District Court for the District of Columbia against Cineplex Odeon and its wholly owned subsidiary Plitt Theatres, Inc. The complaint alleges that Cineplex Odeon's theatres in the Washington D.C. metropolitan area, which includes Maryland and Virginia, deny persons with physical disabilities full and equal enjoyment of theatres as a result of architectural and structural barriers. Furthermore, as a consequence, they allege that Cineplex Odeon and Plitt are discriminating against such persons in violation of the ADA and, where applicable, the District of Columbia Human Rights Act. The plaintiffs are seeking a judgment with injunctive relief ordering Cineplex Odeon and Plitt to cease their alleged violation of the ADA, and to bring their facilities into compliance with the statutes. They also seek compensatory and punitive or exemplary damages in an unknown amount, in addition to costs and attorneys' fees. We intend to defend this claim vigorously.

   The Department of Justice, in coordination with the New York City Commission on Human Rights, is currently investigating Cineplex Odeon's theatres in New York City with respect to its compliance with the ADA and the New York City Human Rights Law. The Department of Justice has alleged that its investigation has identified numerous violations of the ADA. The Company has opposed, and will continue to vigorously oppose the allegations and claims of the Department of Justice with respect to the compliance of these theatres under the ADA. However, the Company cannot guarantee that the remediation costs relating to the ADA will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

   Not applicable.

EXECUTIVE OFFICERS OF LOEWS CINEPLEX

   The following executive officers of Loews Cineplex hold the offices indicated until their successors are chosen and qualified.

       Name, Age and Position        Position, Principal Occupation, Business
      with Loews Cineplex                  Experience and Directorships

Lawrence J. Ruisi........... 51    Mr. Ruisi has been President and Chief
                                   Executive Officer of Loews Cineplex since
  .  President                     May 1998. Mr. Ruisi was President of Sony
  .  Chief Executive Officer       Retail Entertainment Inc. from September
  .  Director                      1994 until May 1998. Mr. Ruisi also served
  since May 1998                   as Executive Vice President of Sony
                                   Pictures from 1990 through May 1998. In
                                   these capacities, Mr. Ruisi was responsible for oversight of Sony Pictures' theatrical exhibition group, including the Loews
                                   Theatres, Star Theatres and Magic Johnson
                                   Theatres circuits.

Allen Karp.................. 58    Mr. Karp has served as Chairman and Chief
                                   Executive Officer of Cineplex Odeon Canada
  .  Chairman and CEO of           since May 1998. From May 1993 until May
  Cineplex Odeon Canada            1998, Mr. Karp served as President and
  .  Director                      Chief Executive Officer of Cineplex Odeon
  since May 1998                   Corporation.

Travis Reid................. 45    Mr. Reid has served as President of Loews
                                   Theatres from October 1996 until May 1998
  .  President, U.S. Operations    and, for the preceding year, served as
  since May 1998                   Executive Vice President-Film Buying of
                                   Loews Theatres. As Executive Vice President of Loews Theatres, Mr. Reid was involved in all aspects of the circuit's strategic planning, corporate development and expansion. For the three years prior to 1995, Mr. Reid served as Senior Vice
                                   President of Film. Prior to joining Loews
                                   Theatres in 1991, Mr. Reid served as Vice
                                   President of Film for General Cinema's
                                   Midwestern, Southwestern and Western
                                   regions.

J. Edward Shugrue........... 49    Mr. Shugrue served as a senior corporate
                                   executive of Sony Pictures' Corporate
  .  President, Loews Cineplex     Development Group, from 1996 until June
  International                    1998, where he was responsible for
  since June 1998                  identifying and developing growth
                                   opportunities for Sony Pictures in
                                   international markets. From 1987 to 1996, Mr. Shugrue served as President of Columbia
                                   TriStar Film Distributors International, the international theatrical arm of Sony
                                   Pictures.

John J. Walker.............. 46    Mr. Walker served as Senior Vice President
                                   and Chief Financial Officer of Loews
  .  Senior Vice President,        Theatres, from 1990 until May 1998. From
  Chief Financial Officer          1988 to 1990, Mr. Walker served as Vice
  .  Treasurer                     President-Controller of Loews Theatres. Mr.
  since May 1998                   Walker is responsible for overseeing all
                                   aspects of financial reporting, budgeting, internal auditing, management information systems, treasury, risk management and insurance. Mr. Walker is a certified public accountant and is a member of the American
                                   Institute of Certified Public Accountants and the New York State Society of Certified
                                   Public Accountants.

       Name, Age and Position        Position, Principal Occupation, Business
      with Loews Cineplex                  Experience and Directorships


John C. McBride, Jr. ....... 43    Mr. McBride served as Senior Vice President
                                   Legal Affairs of Sony Pictures, from 1996
  .  Senior Vice President,        to 1998. From 1992 to 1996, Mr. McBride
  General Counsel                  served as Vice President, Legal Affairs of
  since May 1998                   Sony Pictures. From 1990 to 1992, Mr.
                                   McBride served as Assistant General Counsel of Sony Pictures.

Joseph Sparacio............. 39    Mr. Sparacio served as Vice President of
                                   Finance and Controller of Loews Theatres,
  .  Vice President, Finance       from 1994 to May 1998. From 1990 to 1994,
  and Controller                   Mr. Sparacio served as Controller of Loews
  since May 1998                   Theatres. Prior to joining Loews Theatres,
                                   Mr. Sparacio spent eight years with the New
                                   York City office of the independent
                                   accounting firm of Ernst & Young where he was a Senior Manager of Audit. Mr. Sparacio is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the New
                                   York State Society of Certified Public
                                   Accountants.

Mindy Tucker................ 39    Ms. Tucker served as Senior Vice President
                                   of Development and Planning for Sony Retail
  .  Corporate Vice President,     Entertainment, from 1996 to May 1998. From
  Strategic Planning               1994 to 1996, Ms. Tucker served as Vice
  .  Secretary                     President of Business Development for Sony
  since May 1998                   Retail Entertainment. From 1992 to 1994,
                                   Ms. Tucker served as Vice President of
                                   Corporate Strategy and Planning of Sony
                                   Pictures.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the New York and Toronto Stock Exchanges. As of May 15, 1999 there were approximately 13,400 holders of record of our Common Stock. Additional information required by this item is incorporated by reference from page 60 of the 1999 Annual Report to Stockholders.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

   The selected historical financial data and selected key operating statistics for the five years ended February 28, 1999, which appear on pages 32 to 34 of the 1999 Annual Report to Stockholders, is incorporated by reference to this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended February 28, 1999, which appear on pages 35 to 40 of the 1999 Annual Report to Stockholders, is incorporated by reference to this Form 10-K Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Loews Cineplex has limited exposure to financial market risks, including changes in interest rates, movement in foreign currency exchange rates and other relevant market prices.

   An increase or decrease in interest rates would affect interest costs relating to our variable rate senior credit facilities. However, a portion of these facilities are hedged through interest rate swap agreements. At February 28, 1999, the amount outstanding under our senior revolving credit facility was $378 million and the notional amount of our interest rate hedges was $250 million. These amounts approximate fair value. The senior credit facility has a five year term with interest priced at the bank base rate or LIBOR, at our option. The weighted average interest rate as of February 28, 1999 was 6.42%. Generally, there is no required amortization of this credit facility prior to maturity. Our swaps have a four year term.

   We are exposed to market risk arising from changes in foreign currency exchange rates as a result of international operations. See Item 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 35 to 40 of the Fiscal 1999 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements together with the report thereon of PricewaterhouseCoopers LLP dated April 30, 1999, appearing on pages 41 to 59 of the 1999 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning the directors of Loews Cineplex is contained in, and incorporated by reference from, our Proxy Statement for the 1999 Annual Meeting of Stockholders. The balance of the response to this item is contained in the discussion entitled Executive Officers of Loews Cineplex in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

   Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading Stock Ownership and Stockholders Agreement in our Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading Related Transactions and Stockholders Agreement in our Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements

                                                      Page(s) in Annual Report*
                                                      -------------------------
  Consolidated Balance Sheet at February 28, 1999 and
   1998..............................................            41
  Consolidated Statement of Operations for the years
   ended February 28, 1999, 1998 and 1997............            42
  Consolidated Statement of Changes in Stockholders'
   Equity for the years ended February 28, 1999, 1998
   and 1997..........................................            43
  Consolidated Statement of Cash Flows for the years
   ended February 28, 1999, 1998 and 1997............            44
  Notes to Consolidated Financial Statements.........         45 to 58
  Report of Independent Accountants..................            59
                                                           Page(s) in the
                                                      Registration Statement on
                                                             Form S-4**
                                                      -------------------------
  Cineplex Odeon Corporation:
  Independent Auditors' Report.......................           F-37
  Consolidated Balance Sheet at December 31, 1997 and
   1996..............................................           F-38
  Consolidated Income Statement for the years ended
   December 31, 1997, 1996 and 1995..................           F-39
  Consolidated Statement of Changes in Cash Resources
   for the years ended December 31, 1997 and 1996....           F-40
  Consolidated Statement of Changes in Shareholders'
   Equity for the years ended December 31, 1997 and
   1996..............................................           F-41
  Notes to Consolidated Financial Statements.........       F-42 to F-53
                                                           Page(s) in the
                                                      Registration Statement on
                                                             Form S-4**
                                                      -------------------------
  Cineplex Odeon Corporation:
  (Unaudited) Consolidated Balance Sheet March 31,
   1998..............................................           F-54
  (Unaudited) Consolidated Income Statement for the
   three months ended March 31, 1998 and 1997........           F-55
  (Unaudited) Consolidated Statement of Changes in
   Cash Resources for the three months ended March
   31, 1998 and 1997.................................           F-56
  (Unaudited) Notes to Consolidated Financial
   Statements........................................       F-57 to F-58

(2) Financial Statement Schedule:
  Report of Independent Accountants on the Financial Statement Schedule.
   For each of the three years in the period ended February 28, 1999
  I. Valuation and Qualifying Accounts

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
  --------
   * Incorporated by reference from the indicated pages of the 1999 Annual Report to Stockholders.
  ** Incorporated by reference from our Registration Statement on Form S-4 filed on October 13, 1999 (Commission file number 333-64883).

(3)Exhibits:

   2.1    (1) Amended and Restated Master Agreement among Sony Pictures
              Entertainment Inc., Registrant and Cineplex Odeon Corporation dated as of September 30, 1997.
   2.2    (3) Amending Agreement dated May 14, 1998.
   2.3    (1) Subscription Agreement by and between Registrant and Universal
              Studios, Inc. dated as of September 30, 1997.
   2.4    (1) Plan of Arrangement.
   3.1    (3) Amended and Restated Certificate of Incorporation of Registrant.
   3.2    (4) Amended and Restated By-laws of Registrant.
   10.1   (1) Amended and Restated Stockholders Agreement among Registrant, Sony
              Pictures Entertainment Inc., Universal Studios, Inc., The Charles
              Rosner Bronfman Family Trust and Other Parties thereto dated as of
              September 30, 1997.
   10.2   (3) Tax Sharing and Indemnity Agreement, dated May 14, 1998, by and among Registrant and Sony Corporation of America.
   10.3   (3) Sony Trademark Agreement, dated May 14, 1998, by and among
              Registrant and Sony Corporation of America.
   10.4   (3) Transition Services Agreement, dated May 14, 1998, among
              Registrant, Sony Corporation of America and Sony Pictures
              Entertainment, Inc.
   10.5   (3) Sony Entertainment Center Lease made as of May 9, 1997 between SRE
              San Francisco Retail Inc. and Loews California Theatres Inc.
              (portions of such exhibit have been filed separately with the SEC under an application for confidential treatment pursuant to Rule
              83 of the SEC Rules on Organization, Conduct and Ethics, and
              Information and Regulation (17 CFR (S)
              200.83)).
   10.6   (3) Sony YBG Entertainment Center Tenant Work Agreement.
   10.7   (1) Form of Director Indemnification Agreement.
   10.8   (1) Loews Cineplex Entertainment Corporation 1997 Stock Incentive
              Plan.
   10.9   (3) Credit Agreement, dated as of May 14, 1998, among Registrant, as
              Borrower, the lenders listed therein, as Lenders, Bankers Trust
              Company, as Administrative Agent and Co-Syndication Agent, and
              Bank of America NT&SA, The Bank of New York and Credit Suisse
              First Boston, as Co-Syndication Agents.
   10.10  (5) Indenture, dated as of August 5, 1998, by and among Registrant and
              Bankers Trust Company, as Trustee.
   10.11  (3) Employment Agreement between Registrant and Lawrence J. Ruisi.
   10.12  (2) Employment Agreement between Cineplex Odeon Corporation and Allen
              Karp.
   10.13  (4) Amended and Restated Employment Agreement between Cineplex Odeon
              Corporation and Allen Karp, dated November 28, 1997.
   10.14  (3) Assumption dated May 14, 1998 of Allen Karp Employment Agreement by Registrant.
   10.15  (1) Agreement between Registrant and Seymour H. Smith, dated May 1,
              1990, including Letter Amendments dated November 14, 1991, March
              9, 1993, May 10, 1995, April 11, 1996 and June 6, 1997.
   10.16  (1) Agreement between Registrant and Travis Reid, dated October 21,
              1995.
   10.17  (1) Agreement between Registrant and Joseph Sparacio, dated August 20,
              1994, including Term Extension Letter dated March 5, 1997.
   10.18  (1) Agreement between Registrant and John J. Walker, dated June 1,
              1993, including Term Extension Letter dated March 5, 1997.
   10.19  (1) Letter Agreement between Registrant and John C. McBride, Jr., dated November 17, 1997.
   10.20  (1) Letter Agreement between Registrant and Mindy Tucker, dated
              December 15, 1997.

   10.21  (4) Letter Agreement between Registrant and J. Edward Shugrue, dated
              December 15, 1997.
   21.1       Subsidiaries of the Registrant.
   23.1       Consent of PricewaterhouseCoopers LLP
   23.2       Consent of KPMG LLP
   27.1       Financial Data Schedule (for SEC use only)
   99         Financial Statement Schedule

  --------
  (1) Incorporated by reference from Loews Cineplex's Registration Statement on Form S-4 filed on February 13, 1998, Commission file number 333-46313.
  (2) Incorporated by reference from Cineplex Odeon's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission file number 1-9454.
  (3) Incorporated by reference from Loews Cineplex's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, as amended, Commission file number 1-14099.
  (4) Incorporated by reference from Loews Cineplex's Registration Statement on Form S-1 filed on June 15, 1998, as amended, Commission file number 333-56897.
  (5) Incorporated by reference from Loews Cineplex's Registration Statement on Form S-4 filed on October 13, 1998, Commission file number 333-64883.

(b) Form 8-K: No reports on Form 8-K were filed by Registrant during the quarter ended February 28, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LOEWS CINEPLEX ENTERTAINMENT
                                            CORPORATION (Registrant)

Dated: May 26, 1999


                                                 /s/ John C. McBride, Jr.
                                         -------------------------------------
                                             John C. McBride, Jr. Senior Vice
                                              President and General Counsel

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                       Title
                                                                    Date

        /s/ Lawrence J. Ruisi          President, Chief         May 26, 1999
-------------------------------------   Executive Officer
          Lawrence J. Ruisi             and Director
                                        (Principal
                                        Executive Officer)

         /s/ John J. Walker            Senior Vice              May 26, 1999
-------------------------------------   President and
           John J. Walker               Chief Financial
                                        Officer and
                                        Treasurer
                                        (Principal
                                        Financial Officer)

         /s/ Joseph Sparacio           Vice President           May 26, 1999
-------------------------------------   Finance, and
           Joseph Sparacio              Controller
                                        (Principal
                                        Accounting
                                        Officer)

         /s/ George A. Cohon           Director                 May 26, 1999
-------------------------------------
           George A. Cohon

           /s/ Nora Ephron             Director                 May 26, 1999
-------------------------------------
             Nora Ephron

        /s/ Marinus N. Henny           Director                 May 26, 1999
-------------------------------------
          Marinus N. Henny

        /s/ Ronald N. Jacobi           Director                 May 26, 1999
-------------------------------------
          Ronald N. Jacobi

             Signatures                         Title
                                                                     Date

           /s/ Allen Karp               Director                 May 26, 1999
-------------------------------------
             Allen Karp

        /s/ Ernest Leo Kolber           Director                 May 26, 1999
-------------------------------------
          Ernest Leo Kolber

                                        Director
-------------------------------------
          Kenneth Lemberger

            /s/ Ron Meyer               Director                 May 26, 1999
-------------------------------------
              Ron Meyer

        /s/ Brian C. Mulligan           Director                 May 26, 1999
-------------------------------------
          Brian C. Mulligan

           /s/ Yuki Nozoe               Director                 May 26, 1999
-------------------------------------
             Yuki Nozoe

          /s/ Karen Randall             Director                 May 26, 1999
-------------------------------------
            Karen Randall

         /s/ Hellene Runtagh            Director                 May 26, 1999
-------------------------------------
           Hellene Runtagh

         /s/ Howard Stringer            Director                 May 26, 1999
-------------------------------------
           Howard Stringer

          /s/ Robert Wynnne             Director                 May 26, 1999
-------------------------------------
            Robert Wynne

       /s/ Mortimer Zuckerman           Director                 May 26, 1999
-------------------------------------
         Mortimer Zuckerman