Form 10-Q
period 1999-05-31
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 1999-07-08
CIK 1054588

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                  ___________________________________________

                                   FORM 10-Q
                                  ___________

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1999


                        Commission file number  1-14099

                   Loews Cineplex Entertainment Corporation
                   ----------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


               Delaware                               13-3386485
---------------------------------------  ------------------------------------
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization)

           711 Fifth Avenue
          New York, New York                            10022
---------------------------------------  ------------------------------------
         (Address of Principal                        (Zip Code)
          Executive Offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (212) 833-6200
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

Common Stock outstanding (including non-voting common stock) - 58,622,646 shares at May 31, 1999

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)

                                                                                      May 31,    February 28,
                                                                                       1999          1999
                                                                                    -----------  -------------
                                                                                    (Unaudited)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                          $   44,920     $   48,174
 Accounts receivable                                                                    24,355         28,590
 Inventories                                                                             5,047          4,462
 Prepaid expenses and other current assets                                               4,288          4,041
                                                                                    ----------     ----------
   TOTAL CURRENT ASSETS                                                                 78,610         85,267

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                              1,129,179      1,119,977
OTHER ASSETS
 Investments in and advances to partnerships                                            48,483         47,794
 Goodwill, net                                                                         503,644        498,549
 Other intangible assets, net                                                           17,032         19,558
 Deferred charges and other assets                                                      32,502         35,056
                                                                                    ----------     ----------

   TOTAL ASSETS                                                                     $1,809,450     $1,806,201
                                                                                    ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued expenses                                              $  173,597     $  175,943
 Deferred revenue                                                                       13,245         17,241
 Current maturities of long-term debt and other obligations                              1,217          1,173
 Current portion of capital leases                                                       2,796          2,737
                                                                                    ----------     ----------
   TOTAL CURRENT LIABILITIES                                                           190,855        197,094

LONG-TERM DEBT AND OTHER OBLIGATIONS                                                   727,575        690,301
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                     61,250         61,997
ACCRUED PENSION AND POST RETIREMENT BENEFITS                                             9,616          9,570
OTHER LIABILITIES                                                                      174,243        181,943
                                                                                    ----------     ----------
   TOTAL LIABILITIES                                                                 1,163,539      1,140,905
                                                                                    ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
 Common stock ($.01 par value, 300,000,000 shares authorized; 58,538,646  shares
  issued and outstanding at May 31, 1999 and February 28, 1999)                            586            586
 Common stock-Class B non-voting ($.01 par value, 10,000,000 shares authorized;
         84,000 issued and outstanding at May 31, 1999 and February 28, 1999)                1              1
 Accumulated other comprehensive income                                                 (2,569)        (5,063)
 Additional paid-in capital                                                            671,707        671,707
 Retained deficit                                                                      (23,814)        (1,935)
                                                                                    ----------     ----------

   TOTAL STOCKHOLDERS' EQUITY                                                          645,911        665,296
                                                                                    ----------     ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,809,450     $1,806,201
                                                                                    ==========     ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)

                                                       For the Three Months Ended
                                                      ----------------------------
                                                         May 31,        May 31,
                                                          1999         1998 (A)
                                                      -------------  -------------
REVENUES
 Box office                                            $   141,373    $    83,207
 Concessions                                                53,185         31,170
 Other                                                       7,226          3,437
                                                       -----------    -----------
                                                           201,784        117,814
                                                       -----------    -----------

EXPENSES
 Theatre operations and other expenses                     161,120         85,115
 Cost of concessions                                         7,605          4,828
 General and administrative                                 12,135          7,946
 Depreciation and amortization                              26,079         14,681
                                                       -----------    -----------

                                                           206,939        112,570
                                                       -----------    -----------
(LOSS)/INCOME FROM OPERATIONS                               (5,155)         5,244
INTEREST EXPENSE                                            16,065          6,106
                                                       -----------    -----------
LOSS BEFORE INCOME TAXES                                   (21,220)          (862)
INCOME TAX EXPENSE/(BENEFIT)                                   659           (119)
                                                       -----------    -----------

NET LOSS                                               $   (21,879)   $      (743)
                                                       ===========    ===========

 Weighted Average Shares Outstanding--basic             58,622,646     24,619,805
                                                       ===========    ===========

 Weighted Average Shares Outstanding-- diluted          58,622,646     24,984,549
                                                       ===========    ===========

 Loss per Share--basic and diluted                           $(.37)         $(.03)
                                                       ===========    ===========

(A) Includes the operating results of Cineplex Odeon Corporation from May 15, 1998 through May 31, 1998.


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                  (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                               For the Three Months Ended
                                                                                               --------------------------
                                                                                               May 31,           May 31,
                                                                                                1999               1998
                                                                                            ------------      ------------
OPERATING ACTIVITIES
 Net loss                                                                                   $   (21,879)      $      (743)
 Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
  Depreciation and amortization                                                                  26,079            14,681
  Equity earnings from long-term investments, net of distributions
   received                                                                                         357              (514)
  Changes in operating assets and liabilities:
  Decrease in deferred income taxes                                                                   -            (2,125)
  Decrease in accounts receivable                                                                 4,235               291
  (Decrease)/increase in accounts payable and accrued expenses                                   (2,146)           12,030
  (Decrease)/increase in other operating liabilities and assets, net                             (9,972)            3,672
                                                                                               --------         ---------

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                                              (3,326)           27,292
                                                                                               --------         ---------

INVESTING ACTIVITIES
 (Borrowings)/repayments from partnerships                                                         (125)            5,994
 Investment in/advances to partnerships                                                            (921)           (2,658)
 Capital expenditures                                                                           (34,401)          (16,117)
 Merger related costs                                                                            (1,051)           (5,809)
                                                                                               --------         ---------

NET CASH USED IN INVESTING ACTIVITIES                                                           (36,498)          (18,590)
                                                                                               --------         ---------

FINANCING ACTIVITIES
 (Repayment)/borrowing of debt due to Sony Corporation of America (SCA) affiliate                     -          (299,487)
 Proceeds from senior revolving credit facility                                                  37,500           500,000
 Repayment of long-term debt                                                                       (930)         (179,294)
 Proceeds on exercise of stock options                                                                -               351
 Deferred financing fees from senior revolving credit facility                                        -            (5,943)
 Proceeds from issuance of common stock to Universal  upon Combination                                -            84,500
 Dividend paid to SCA affiliate in Combination                                                        -           (80,108)
                                                                                               --------         ---------

NET CASH  PROVIDED BY FINANCING ACTIVITIES                                                       36,570            20,019
                                                                                               --------         ---------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                                 (3,254)           28,721
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 48,174             9,064
                                                                                               --------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 44,920         $  37,785
                                                                                               ========         =========

Supplemental Cash Flow Information:
 Income taxes paid, net of refunds received                                                    $     39         $     600
                                                                                               ========         =========
 Interest paid (including nil and $6,942  paid  to SCA affiliates)                             $  8,947         $   9,121
                                                                                               ========         =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION
-----------------------------------------------

Loews Cineplex Entertainment Corporation ("LCP" or the "Company"), formerly LTM Holdings, Inc., is a major motion picture theatre exhibition company with operations in North America and Europe. The Company conducts business under the Loews Theatres, Sony Theatres, Cineplex Odeon Theatres, Star Theatres, Magic Johnson Theatres and Yelmo Cineplex Theatres marquees. As of May 31, 1999, LCP owns, or has interests in, and operates 2,908 screens at 415 theatres in 22 states and the District of Columbia, 6 Canadian provinces, Spain, Hungary and Turkey. The Company's principal markets include New York, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle and Washington, D.C. in the U.S., Toronto, Montreal and Vancouver in Canada, and Madrid, Spain. The Company holds a 50% partnership interest in each of the Yelmo Cineplex de Espana ("Yelmo"), Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships. Yelmo, LST and MJT hold interests in and operate 26 locations, comprising a total of 290 screens. Screens and locations for the partnerships are included in the Company amounts referred to above.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information; therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 1999.

NOTE 2 - BUSINESS COMBINATION
------------------------------

On May 14, 1998, pursuant to the Amended and Restated Master Agreement (the "Master Agreement") dated September 30, 1997, LTM Holdings, Inc. and Cineplex Odeon Corporation ("Cineplex Odeon"), another motion picture exhibitor with operations in the U.S. and Canada, combined (the "Combination"). As called for in the Master Agreement, on the date of the Combination, the outstanding common shares of Cineplex Odeon were exchanged for LCP shares on a ten for one basis. Universal Studios, Inc. ("Universal"), a major shareholder of Cineplex Odeon, contributed cash of $84.5 million to the Company in exchange for additional shares of stock in the Company. Sony Pictures Entertainment Inc. ("SPE") and its affiliates received a cash payment of approximately $417 million representing
(i) a cash payment to satisfy all intercompany indebtedness to affiliates of Sony Corporation of America ("SCA") as of the closing date, (ii) a cash payment equal to the fair value of certain transferred assets, and (iii) the payment of a dividend to a subsidiary of SPE. The consolidated financial statements for the three months ended May 31, 1998 include the operating results of Cineplex Odeon from May 15, 1998 to May 31, 1998.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 2 - BUSINESS COMBINATION, CONTINUED
-----------------------------------------

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

On August 5, 1998, the Company sold to the public under a registered public offering 10 million shares of Common Stock. Upon consummation of this offering, the Company's Class A Non-Voting Common Stock held by SPE automatically converted into an equal number of shares of Common Stock and 3,255,212 additional shares of Common Stock were issued to Universal for no consideration under anti-dilution provisions of the Company's subscription agreement with Universal. As a result of the Combination and public offering, SPE, Universal and the Claridge Group own 39.5%, 25.5% and 7.4%, respectively, of the Company's Common Stock.

The Combination has been accounted for under the purchase method of accounting and, accordingly, the cost to acquire Cineplex Odeon has been allocated to the assets acquired and liabilities assumed of Cineplex Odeon based on their respective fair values, with the excess purchase price allocated to goodwill. The Company arranged for an independent valuation and other studies required to determine the fair value of the assets acquired and liabilities assumed. These valuations and studies were completed during the current fiscal quarter.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------

The following new pronouncement has been issued but is not yet effective:

On June 23, 1999, the Financial Accounting Standards Board decided to defer the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity". The new effective date will impact all the Company's fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that the Company recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

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


NOTE 4 - COMPREHENSIVE INCOME
-----------------------------

The Company has adopted SFAS No. 130 "Reporting Comprehensive Income". This pronouncement establishes a standard for the reporting of comprehensive income and its components in the Company's financial statements.

The following components are reflected in the Company's comprehensive income:

                                                Three Months Ended
                                              May 31,         May 31,
                                               1999            1998
                                           ------------     -------------
Net loss                                   $   (21,879)     $       (743)
Other comprehensive income                       2,494
                                           ------------     ------------
Comprehensive loss                         $   (19,385)     $       (743)
                                           ============     ============

The following is a reconciliation of the Company's accumulated other comprehensive income:

                                               1999             1998
                                           ------------     ------------
Accumulated other comprehensive
     loss as of February 28,               $     (5,063)    $          -
Other comprehensive income for the three
months ended May 31,:
     Foreign currency translation
     adjustment, net of income tax
     expense of $923                              2,748                -
     Unrealized loss on marketable
     securities, net of income tax
     benefit of $190                               (254)               -
                                           ------------     ------------
Accumulated other comprehensive
     loss as of May 31,                    $     (2,569)    $          -
                                           ============     ============

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 5 - SEGMENT AND GEOGRAPHIC DATA
------------------------------------

The Company is engaged in one line of business, motion picture exhibition. The following table presents summarized financial information about the Company by geographic area. There were no material amounts of sales among geographic areas.

                                    UNITED                 INT'L/
                                    STATES      CANADA     OTHER    CONSOLIDATED
                                  -----------  ---------  --------  -------------
May 31, 1999

 Total revenue                    $  158,527   $ 42,776   $   481     $  201,784
 Loss from operations             $   (1,825)  $ (2,317)  $(1,013)    $   (5,155)
 Total assets                     $1,446,458   $338,688   $24,304     $1,809,450

May 31, 1998

 Total revenue                    $  109,304   $  8,436   $    74     $  117,814
 Income/(loss) from operations    $    4,376   $    891   $   (23)    $    5,244
 Total assets                     $1,444,383   $171,946   $   958     $1,617,287

NOTE 6 - EARNINGS PER SHARE
---------------------------

A reconciliation of the number of shares used in the computations for basic and diluted net loss per share is as follows:

                                                        Number of Shares
                                                             May 31,
                                                        1999        1998
                                                     ----------  ----------
Weighted average shares outstanding-Basic            58,622,646  24,619,805
Weighted average share dilution under
     stock option plan                                        -     364,744
                                                     ----------  ----------
Weighted average shares outstanding-Diluted          58,622,646  24,984,549
                                                     ==========  ==========

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Commitments

The Company has entered into commitments for the future development and construction of theatre properties aggregating approximately $480 million (including letters of credit in the amount of approximately $17 million). The Company has also guaranteed an additional $29 million related to obligations under lease agreements entered into by MJT. The Company is of the opinion that MJT will be able to perform under its respective obligations and that no payment will be required and no losses will be incurred under these guarantees.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED
-------------------------------------------------

ADA Litigation

On or about December 17, 1997, the Disability Rights Council of Greater Washington and others commenced a lawsuit in the U.S. District Court for the District of Columbia against Cineplex Odeon and our wholly owned subsidiary Plitt Theatres, Inc. ("Plitt"). The complaint alleges that Cineplex Odeon's theatres in the Washington, D.C. metropolitan area, which includes Maryland and Virginia, deny persons with physical disabilities full and equal enjoyment of theatres as a result of architectural and structural barriers. Furthermore, as a consequence, they allege that Cineplex Odeon and Plitt are discriminating against such persons in violation of the ADA and, where applicable, the District of Columbia Human Rights Act. The plaintiffs are seeking a judgment with injunctive relief ordering Cineplex Odeon and Plitt to cease their alleged violation of the ADA, and to bring their facilities into compliance with the statutes. They also seek compensatory and punitive or exemplary damages in an unknown amount, in addition to costs and attorneys' fees. The Company intends to defend this claim vigorously.

Environmental Litigation

One of the Company's leased drive-in theatres and one formerly leased drive-in theatre, both in the State of Illinois, are located on properties on which certain third parties disposed of substantial quantities of auto shredder residue and other debris. Such material may contain hazardous substances. One of these properties is the subject of an action by the Illinois Attorney General's office which seeks civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and groundwater testing and remediation, if necessary. The Company's range of liability with respect to this action cannot be reasonably estimated at this time due to several unknown factors, including the scope of contamination at the theatre property, the allocation of such liability, if any, to other responsible parties, and the ability of such parties to satisfy their share of such liability. The Company will continue to evaluate future information and developments with respect to conditions at the theatre property and will periodically reassess any liability accordingly. Based on the foregoing, there can be no assurance that the Company's liability, if any, in connection with this action will not be material.

Other

Other than the lawsuits noted above, the Company is a defendant in various lawsuits arising in the ordinary course of business and is involved in certain environmental matters. It is the opinion of management that any liability to the Company which may arise as a result of these matters will not have a material adverse effect on its financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of the Loews Cineplex Entertainment Corporation ("we", "us" and "our") financial condition and operating results should be read in conjunction with our unaudited consolidated financial statements for the three month periods ended May 31, 1999 and 1998. The information presented below includes the results of Cineplex Odeon Corporation ("Cineplex Odeon"), which became our wholly owned subsidiary on May 14, 1998 (the "Combination"), for the full three month period ended May 31, 1999 as compared to 17 days for the same period in the prior year. Where noted, pro forma information compares the results for the three months ended May 31, 1999 to the three months ended May 31, 1998 for Cineplex Odeon.

This discussion incorporates operating results of partnerships in which we have interests to the extent of our equity share as required by the equity method of accounting.

Results of Operations

Three Months Ended May 31, 1999 Compared to Three Months Ended May 31, 1998
---------------------------------------------------------------------------

Operating Revenues of approximately $201.8 million for the three months ended May 31, 1999 were $84.0 million higher than for the comparable period of the prior year. Operating revenues are generated primarily from box office revenues and concession sales. Box office revenues for the three months ended May 31, 1999 of approximately $141.4 million were $58.2 million higher, and concession revenues of approximately $53.2 million were $22.0 million higher, in comparison to the three months ended May 31, 1998. These increases in operating revenues were due primarily to the inclusion of Cineplex Odeon's operating results for a full quarter this year as opposed to 17 days in the prior year (incremental impact of approximately $79.8 million for the quarter). Excluding the impact of Cineplex Odeon operations, our operating revenues increased by $4.2 million, or 4.6%, due primarily to new theatre openings and increases in box office revenue per patron of $.10. The operating revenue generated for the quarter ended May 31, 1999 includes Cineplex Odeon operating revenue of approximately $106.4 million, which includes operating efficiencies realized from the continuation of our concession programs implemented throughout the Cineplex Odeon circuit, resulting in a pro forma increase in concession revenue per patron for the quarter of approximately $.08 over prior year pro forma levels.

Operating Costs of approximately $168.7 million for the three months ended May 31, 1999 were approximately $78.8 million higher than for the three months ended May 31, 1998, due primarily to the inclusion of the operating results for Cineplex Odeon for the full three month period as compared to 17 days for the same period in the prior year, increased costs related to the aforementioned increase in operating revenues, higher occupancy costs attributable to new theatre openings and higher than normal film costs. The incremental increase in operating costs associated with the inclusion of Cineplex Odeon's operating results for the full quarter this year was approximately $72.5 million. Excluding the impact of Cineplex Odeon's operations, our operating costs increased by $6.3 million, or 9%, due primarily to the increase in operating revenues mentioned above and an increase of approximately $3.8 million resulting from higher than normal film rent terms for the period primarily associated with the strong performance of Star Wars-Episode 1, The Phantom Menace which was in its early weeks of release. Cineplex Odeon's operating costs for the three months ended May 31, 1999 were approximately $93.6 million. The operating cost level experienced by Cineplex Odeon for the period reflects cost savings and operating efficiencies, primarily in concession operations, which resulted in a pro forma improvement in the concession margin experienced for the quarter from 81.3% last year to 84.7% in the current year.

General and Administrative Costs of approximately $12.1 million for the three months ended May 31, 1999 were $4.2 million higher than for the three months ended May 31, 1998 due primarily to the inclusion of the operating results for Cineplex Odeon for the full three month period as compared to 17 days for the same period in the prior year (net of cost savings realized as a result of the Combination), merit increases and additional costs related to the continued development of our international operations.

Depreciation and Amortization Costs of approximately $26.1 for the three months ended May 31, 1999 were $11.4 million higher than for the three months ended May 31, 1998 due primarily to the inclusion of the operating results for Cineplex Odeon for the full three month period as compared to 17 days for the same period in the prior year, incremental depreciation related to investments in new theatres which commenced operations in prior periods and a full quarter of amortization of goodwill recorded as a result of the Combination.

Interest Expense of approximately $16.1 million for the three months ended May 31, 1999 was $10.0 million higher than for the three months ended May 31, 1998 due primarily to higher borrowings relating to the Combination (including debt amounts assumed from Cineplex Odeon) and the impact of additional borrowings under our Senior Revolving Credit Facility to fund investments in theatres and joint ventures. See the Liquidity and Capital Resources section for additional information.

Modified EBITDA of $20.9 million for the three months ended May 31, 1999 increased approximately $1.0 million in comparison to the three months ended May 31, 1998 due primarily to the inclusion of the operating results for Cineplex Odeon for the full three month period as compared to 17 days for the same period in the prior year and new theatre openings partially offset by the higher than normal film rental costs previously mentioned. Modified EBITDA (earnings before interest, taxes, depreciation and amortization, and gains/losses on asset disposal or sales) is a measure of financial performance that management uses in measuring our financial performance. Modified EBITDA measures the amount of cash that a company has available for investment or other uses and is used by us as a measure of performance. Modified EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Modified EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP.

Liquidity and Capital Resources

We have experienced, and expect to continue to realize, improved operating results as a result of investments in theatres (including new builds and reconfigurations of existing theatres) and the closing of obsolete, unprofitable or uncompetitive theatres. Further, we expect to continue to increase revenues and cash flows as a result of the reconfiguration of the Loews and Cineplex Odeon circuits and additional future investment in North American joint ventures and international exhibition. In addition, we expect to continue to realize cost savings and operating efficiencies as a result of the Combination.

At May 31, 1999, we had capital spending commitments aggregating approximately $480 million for the future development and construction of 53 theatre properties comprising approximately 815 screens. At May 31, 1999, our debt balance included approximately $115 million of capital spending on theatre projects in various stages of development. In the opinion of management, these capital commitments and the working capital requirements will be funded by free cash flow generated from operations and by our capital structure (debt and equity) that has been effected subsequent to the Combination. The paragraphs below present a summary of significant capital transactions which occurred during our fiscal first quarter.

In connection with the Combination, we entered into a $1 billion senior revolving credit facility with Bankers Trust Company, as administrative agent. The senior revolving credit facility, together with an $84.5 million equity contribution provided by Universal, replaced our existing SCA credit facility and Cineplex Odeon's existing credit facility, funded cash paid to SPE and/or its affiliates upon closing of the Combination and provides ongoing financing to us to fund our working capital requirements and the future theatre expansion in North America and internationally. This senior revolving credit facility is comprised of two tranches, a $750 million senior secured revolving credit facility, secured by substantially all of our assets and the assets of our domestic subsidiaries, and a $250 million uncommitted facility. The senior revolving credit facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin based on our Leverage Ratio (as defined in the credit agreement). Our borrowings under the senior revolving credit facility at May 31, 1999 totaled $415.5 million.

During fiscal 1999, we pursued the sale of certain theatres in New York City and Chicago that were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached to permit the merger of Loews Theatres with Cineplex Odeon. Pursuant to this agreement with the DOJ, we were required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 theatre locations in Chicago to a third-party. This transaction was not significant to our operating results or financial position. A portion of these proceeds was utilized to pay down the Senior Revolving Credit Facility. Additionally, under the agreement with the DOJ, we are required to sell the remaining 19 screens at 3 theatre locations in Chicago. We are investigating several options in order to comply with the requirements of the agreement with the DOJ.

As a result of the Combination, Plitt Theatres, Inc. ("Plitt"), Cineplex Odeon's U.S. theatre group, became our wholly owned subsidiary. During fiscal 1999, we commenced an offer to purchase any and all of the Plitt 10 7/8% Senior Subordinated Notes due 2004 ("Plitt Notes"), which was completed with holders of approximately 97% of the outstanding Plitt Notes tendering. On May 13, 1999, we called the remaining 3% of the outstanding Plitt Notes. Payment for the called Plitt Notes was made on June 15, 1999 in the amount of $2.5 million, which included the premium paid to noteholders as well as the accrued and unpaid interest.

Theatre Portfolio Changes

The following table indicates the number of theatre locations, screens and changes to our theatre circuit configuration as a result of the Combination and our theatre reconfiguration program (including screens and locations relating to all our joint ventures) for the three months ended May 31, 1999:

                                                      Three Months ended
                                                         May 31, 1999
                                                         ------------
                                               North
                                              America              Int'l              Total
                                              -------              -----              -----
Locations
---------
Beginning Balance                                 408                 15                423
New builds                                          4                  -                  4
Expansions                                          -                  -                  -
Dispositions                                      (12)                 -                (12)
                                                -----                ---              -----
Ending Balance                                    400                 15                415
                                                =====                ===              =====

Screens
-------

Beginning Balance                                2,762               119              2,881
New builds                                          70                 -                 70
Expansions                                           5                 -                  5
Dispositions                                       (48)                -                (48)
                                                ------              ----              -----
Ending Balance                                   2,789               119              2,908
                                                ======              ====              =====

As a result of our continuing theatre reconfiguration program the average screens per location has grown from 6.8 screens per location at March 1, 1999 to
7.0 screens per location at May 31, 1999. During the three month period ended May 31, 1999 we opened four theatre locations aggregating 70 screens; in the United States, we opened the Woodridge 18 in Illinois, the Great Lakes 25 in Michigan and the Kips Bay 15 in New York; in Canada, we opened the Grande 12 in Barrie. We also expanded one existing theatre location by adding five screens.

During the three month period ended May 31, 1999 we disposed of or closed 12 theatre locations comprising 48 screens.

New Accounting Pronouncements

We have determined that one new pronouncement that has been issued but is not yet effective is applicable to us, and may have an impact on our financial statements:

On June 23, 1999, the Financial Accounting Standards Board decided to defer the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity". The new effective date will impact all of our fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that we recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

We expect to adopt the above standard when required and we do not believe that it will have a significant impact on our financial position or operating results.

Effect of Inflation and Foreign Currency

Inflation and foreign currency fluctuations have not had a material effect on our operations.

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

We recognized this challenge early and began work on remediation and overall upgrades to all information systems several years ago. We have largely completed remediation of our systems to meet business continuity concerns throughout the Loews Theatre circuit and at our corporate offices. As a result of the Combination with Cineplex Odeon we have found that the point-of-sale systems at several of the Cineplex Odeon theatres and within our Yelmo Cineplex de Espana joint venture may not be Year 2000 compliant. Our management and information systems department are currently evaluating these systems and will take the necessary action to mitigate all Year 2000 concerns. Completion of the necessary remediation on these systems is ongoing and expected to be completed by the end of our third quarter. We will also formulate a contingency plan to address any Year 2000 issues that may arise.

Our ongoing maintenance and upgrades of our information systems have largely addressed any significant Year 2000 issues. Due to these significant upgrades and investments in information systems over the past several years total costs incurred to date directly related to the remedy of the Year 2000 issues have been minimal and the identifiable costs associated with the remaining Year 2000 conversion activities including our "non-information technology systems" related facilities are not expected to be significant.

In addition, we do not currently know whether vendors and other third parties with whom we conduct business will successfully address the Year 2000 issue with respect to their own computer software. However, we are working with our major vendors and other third parties to identify and address Year 2000 issues. If our present efforts to address the Year 2000 issue are not successful, or if vendors and other third parties with whom we conduct business do not successfully address the Year 2000 issue, our business and financial condition could be adversely affected.

Cautionary Notice Regarding Forward Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot be assured that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in the following section ("Factors That May Affect Future Performance"). All forward-looking statements are expressly qualified in their entirety by these cautionary statements.

Factors That May Affect Future Performance

In addition to other factors and matters discussed elsewhere herein, factors that, in our view, could cause actual results to differ materially from those discussed in forward-looking statements include: (1) the effect of economic conditions on a national, regional or international basis; (2) competitive pressures in the motion picture exhibition industry; (3) the financial resources of, and films available to, us and our competition; (4) changes in laws and regulations, including changes in accounting standards; (5) our high debt levels, which may reduce our operating flexibility, may impair our ability to obtain financing and may make us more vulnerable in a downturn; (6) our ability to execute successfully our foreign expansion plans; (7) the interests of our two major shareholders, SPE and Universal each of which produces and distributes motion pictures; and (8) opportunities that may be presented to and pursued by us.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

          On June 24, 1999, we held our annual meeting of stockholders. At the meeting, our stockholders (1) approved the re-election of all 16 members of our board of directors (George A. Cohon, 56,197,462 votes for and 147,687 votes withheld; Nora Ephron, 56,195,171 votes for and 149,978 votes withheld; Marinus N. Henny, 56,200,683 votes for and 144,466 votes withheld; Ronald N. Jacobi, 56,196,828 votes for and 148,321 votes withheld; Allen Karp, 56,192,577 votes for and 152,572 votes withheld; Senator E. Leo Kolber, 54,839,070 votes for and 1,506,079 votes withheld; Kenneth Lemberger, 56,197,453 votes for and 147,696 votes withheld; Ron Meyer, 54,815,274 votes for and 1,529,875 votes withheld; Brian C. Mulligan, 54,818,616 votes for and 1,526,533 votes withheld; Yuki Nozoe, 56,199,548 votes for and 145,601 votes withheld; Karen Randall, 56,197,293 votes for and 147,856 votes withheld; Lawrence J. Ruisi, 56,195,563 votes for and 149,586 votes withheld; Hellene Runtagh, 56,199,353 votes for and 145,796 votes withheld; Howard Stringer, 56,197,728 votes for and 147,421 votes withheld; Robert J. Wynne, 56,197,333 votes for and 147,816 votes withheld and Mortimer B. Zuckerman, 56,196,811 votes for and 148,338 votes withheld); (2) approved and adopted our amended and restated stock incentive plan (53,613,839 votes for, 2,709,332 votes against and 21,978 abstentions); and (3) ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the current fiscal year (55,638,689 votes for, 684,659 votes against and 21,801 abstentions).

ITEM 5.   OTHER INFORMATION

          Not Applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LOEWS CINEPLEX ENTERTAINMENT CORPORATION

Date: July 8, 1999
                             By:  /s/ John J. Walker
                                  ------------------
                                  John J. Walker, Senior Vice President
                                  and Chief Financial Officer

                             By:  /s/ Joseph Sparacio
                                  -------------------
                                  Joseph Sparacio, Vice President Finance
                                  and Controller

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits
                    3.1    (3)  Amended and Restated Certificate of
                                Incorporation of Registrant.
                    3.2    (4)  Amended and Restated By-laws of Registrant.
                    10.1   (1)  Amended and Restated Stockholders Agreement
                                among Registrant, Sony Pictures Entertainment
                                Inc., Universal Studios, Inc., The Charles
                                Rosner Bronfman Family Trust and Other Parties
                                thereto dated as of September 30, 1997.
                    10.2   (3)  Tax Sharing and Indemnity Agreement, dated May
                                14, 1998, by and among Registrant and Sony
                                Corporation of America.
                    10.3   (3)  Sony Trademark Agreement, dated May 14, 1998, by
                                and among Registrant and Sony Corporation of
                                America.
                    10.4   (3)  Transition Services Agreement, dated May 14,
                                1998, among Registrant, Sony Corporation of
                                America and Sony Pictures Entertainment Inc.
                    10.5   (3)  Sony Entertainment Center Lease made as of May
                                9, 1997 between SRE San Francisco Retail Inc.
                                and Loews California Theatres Inc. (portions of
                                such exhibit have been filed separately with the
                                SEC under an application for confidential
                                treatment pursuant to Rule 83 of the SEC Rules
                                on Organization, Conduct and Ethics, and
                                Information and Regulation (17 CFR (S) 200.83)).
                    10.6   (3)  Sony YBG Entertainment Center Tenant Work
                                Agreement.
                    10.7   (1)  Form of Director Indemnification Agreement.
                    10.8   (6)  Amended and Restated Loews Cineplex
                                Entertainment Corporation 1997 Stock Incentive
                                Plan.
                    10.9   (3)  Credit Agreement, dated as of May 14, 1998,
                                among Registrant, as Borrower, the lenders
                                listed therein, as Lenders, Bankers Trust
                                Company, as Administrative Agent and Co-
                                Syndication Agent, and Bank of America NT&SA,
                                The Bank of New York and Credit Suisse First
                                Boston, as Co-Syndication Agents.
                    10.10  (5)  Indenture, dated as of August 5, 1998, by and
                                among Registrant and Bankers Trust Company, as
                                Trustee.
                    10.11  (3)  Employment Agreement between Registrant and
                                Lawrence J. Ruisi.
                    10.12  (2)  Employment Agreement between Cineplex Odeon
                                Corporation and Allen Karp.
                    10.13  (4)  Amended and Restated Employment Agreement
                                between Cineplex Odeon Corporation and Allen
                                Karp, dated November 28, 1997.
                    10.14  (3)  Assumption dated May 14, 1998 of Allen Karp
                                Employment Agreement by Registrant.
                    10.15  (1)  Agreement between Registrant and Seymour H.
                                Smith, dated May 1, 1990, including Letter
                                Amendments dated November 14, 1991, March 9,
                                1993, May 10, 1995, April 11, 1996 and June 6,
                                1997.
                    10.16  (1)  Agreement between Registrant and Travis Reid,
                                dated October 21, 1995.
                    10.17  (1)  Agreement between Registrant and Joseph
                                Sparacio, dated August 20, 1994, including Term
                                Extension Letter dated March 5, 1997.
                    10.18  (1)  Agreement between Registrant and John J. Walker, dated June 1, 1993, including Term Extension
                                Letter dated March 5, 1997.
                    10.19  (1)  Letter Agreement between Registrant and John C.
                                McBride, Jr., dated November 17, 1997.
                    10.20  (1)  Letter Agreement between Registrant and Mindy
                                Tucker, dated December 15, 1997.
                    10.21  (4)  Letter Agreement between Registrant and J.
                                Edward Shugrue, dated December 15, 1997.
                    27          Financial Data Schedule (for SEC use only)

          (1) Incorporated by reference from Loews Cineplex's Registration Statement on Form S-4 filed on February 13, 1998, Commission file number 333-46313.
          (2) Incorporated by reference from Cineplex Odeon's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission file number 1-9454.
          (3) Incorporated by reference from Loews Cineplex's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, as amended, Commission file number 1-14099.
          (4) Incorporated by reference from Loews Cineplex's Registration Statement on Form S-1 filed on June 15, 1998, as amended, Commission file number 333-56897.
          (5) Incorporated by reference from Loews Cineplex's Registration Statement on Form S-4 filed on October 13, 1998, Commission file number 333-64883.
          (6) Incorporated by reference from Loews Cineplex's Definitive Proxy Statement for the fiscal year ended February 28, 1999, Commission file number 1-14099.

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended May 31, 1999.