Form 10-Q
period 1999-08-31
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 1999-09-30
CIK 1054588

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 1999


                        Commission file number  1-14099


                   Loews Cineplex Entertainment Corporation
                   ----------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                    13-3386485
- ------------------------------------       ------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


         711 Fifth Avenue
       New York, New York                                10022
- -----------------------------------        ------------------------------------
       (Address of Principal                         (Zip Code)
       Executive Offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (212) 833-6200
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

Common Stock outstanding (including non-voting common stock) - 58,622,646 shares at August 31, 1999

PART I.              FINANCIAL INFORMATION

Item 1.              Financial Statements

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

                                                                                           August 31,     February 28,
                                                                                              1999            1999
                                                                                           -----------    ------------
                                                                                           (Unaudited)
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                $   28,187     $     48,174
  Accounts receivable                                                                          24,086           28,590
  Inventories                                                                                   3,604            4,462
  Prepaid expenses and other current assets                                                     3,914            4,041
                                                                                           ----------     ------------
       TOTAL CURRENT ASSETS                                                                    59,791           85,267

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                                     1,171,587        1,119,977
OTHER ASSETS
  Investments in and advances to partnerships                                                  53,850           47,794
  Goodwill, net                                                                               500,079          498,549
  Other intangible assets, net                                                                 22,866           19,558
  Deferred charges and other assets                                                            35,559           35,056
                                                                                           ----------     ------------
       TOTAL ASSETS                                                                        $1,843,732     $  1,806,201
                                                                                           ==========     ============

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                    $  179,139     $    175,943
  Deferred revenue                                                                             10,841           17,241
  Current maturities of long-term debt and other obligations                                    1,526            1,173
  Current portion of capital leases                                                             2,783            2,737
                                                                                           ----------     ------------
       TOTAL CURRENT LIABILITIES                                                              194,289          197,094

LONG-TERM DEBT AND OTHER OBLIGATIONS                                                          720,197          690,301
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                            60,290           61,997
ACCRUED PENSION AND  POST RETIREMENT OBLIGATIONS                                                9,491            9,570
OTHER LIABILITIES                                                                             199,703          181,943
                                                                                           ----------     ------------
       TOTAL LIABILITIES                                                                    1,183,970        1,140,905
                                                                                           ----------     ------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
  Common stock ($.01 par value, 300,000,000 shares authorized; 58,538,646 shares issued and outstanding at August 31, 1999 and 58,538,646 shares issued
     and outstanding at February 28, 1999)                                                        586              586
  Common stock-Class B non-voting ($.01 par value, 10,000,000 shares authorized;
     84,000 shares issued and outstanding at August 31, 1999 and 84,000 issued and
     outstanding at February 28, 1999)                                                              1                1
  Accumulated other comprehensive income                                                       (4,581)          (5,063)
  Additional paid-in capital                                                                  671,707          671,707
  Retained deficit                                                                             (7,951)          (1,935)
                                                                                           ----------     ------------
       TOTAL STOCKHOLDERS' EQUITY                                                             659,762          665,296
                                                                                           ----------     ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $1,843,732     $  1,806,201
                                                                                           ==========     ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

                                                              For the Three Months Ended    For the Six Months Ended
                                                              --------------------------  --------------------------
                                                               August 31,    August 31,    August 31,     August 31,
                                                                  1999          1998          1999         1998(A)
                                                              ------------  ------------  ------------  ------------
REVENUES
     Box Office                                                $   213,001   $   206,856  $   354,374   $   290,063
     Concession                                                     80,315        81,364      133,500       112,534
     Other                                                           9,976         9,239       17,202        12,676
                                                               -----------   -----------  -----------   -----------
                                                                   303,292       297,459      505,076       415,273
                                                               -----------   -----------  -----------   -----------

EXPENSES
     Theatre operations and other expenses                         209,512       210,444      370,632       295,558
     Cost of concessions                                            12,774        12,826       20,379        17,655
     General and administrative                                     14,274        13,936       26,409        21,882
     Depreciation and amortization                                  27,728        26,088       53,807        40,748
     Loss on sale/disposal of theatres                               4,713           981        4,713         1,002
                                                               -----------   -----------  -----------   -----------

                                                                   269,001       264,275      475,940       376,845
                                                               -----------   -----------  -----------   -----------
INCOME FROM OPERATIONS                                              34,291        33,184       29,136        38,428
INTEREST EXPENSE                                                    17,581        16,416       33,646        22,522
                                                               -----------   -----------  -----------   -----------
INCOME/(LOSS) BEFORE INCOME TAXES                                   16,710        16,768       (4,510)       15,906
INCOME TAX EXPENSE                                                     847         8,494        1,506         8,375
                                                               -----------   -----------  -----------   -----------

NET INCOME/(LOSS)                                              $    15,863   $     8,274  $    (6,016)  $     7,531
                                                               ===========   ===========  ===========   ===========

   Weighted Average Shares Outstanding - basic and diluted      58,622,646    49,196,205   58,622,646    37,046,497

   Earnings/(Loss) per Share - basic and diluted               $       .27   $       .17  $      (.10)  $       .20
                                                               ===========   ===========  ===========   ===========


(A) Includes the operating results of Cineplex Odeon Corporation from May 15, 1998 through August 31, 1998.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                                For the Six Months Ended
                                                                                              ------------------------------
                                                                                               August 31,         August 31,
                                                                                                 1999               1998
                                                                                              -----------         ----------
OPERATING ACTIVITIES
  Net (loss)/income                                                                           $ (6,016)           $    7,531
  Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
    Depreciation and amortization                                                               53,807                40,748
    Loss on sale/disposal of  theatres                                                           4,713                 1,002
    Equity earnings from long-term investments, net of distributions
      received                                                                                    (373)                  241
  Changes in operating assets and liabilities:
    Decrease in deferred taxes                                                                       -                   (67)
    Decrease/(increase) in accounts receivable                                                   4,946                (3,887)
    Increase in accounts payable and accrued expenses                                            2,520                41,164
    (Decrease)/increase in other operating assets and liabilities, net                         (15,292)                6,482
                                                                                              --------            ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       44,305                93,214
                                                                                              --------            ----------

INVESTING ACTIVITIES
  Investments in and advances to partnerships, net                                              (5,683)               (9,803)
  Capital expenditures                                                                         (82,968)              (34,980)
  Merger related costs                                                                          (4,109)              (19,864)
                                                                                              --------            ----------
NET CASH USED IN INVESTING ACTIVITIES                                                          (92,760)              (64,647)
                                                                                              --------            ----------

FINANCING ACTIVITIES
  (Repayment)/ borrowing of debt due to Sony Corporation of America (SCA) affiliate                  -              (299,487)
  Proceeds from Senior Revolving Credit Facility, net of repayments and deferred
       financing fees                                                                           33,000               149,044
  Repayment of long-term debt                                                                   (2,232)              (14,535)
  Repayment of Plitt Theatres, Inc. Notes                                                       (2,300)             (212,731)
  Proceeds of new note offering, net of deferred financing fees                                      -               289,577
  Proceeds on issuance of common stock, net of offering expenses                                     -               102,991
  Proceeds from issuance of common stock to Universal upon Combination                               -                84,500
  Dividend paid to Sony affiliate on Combination                                                     -               (80,108)
                                                                                              --------            ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       28,468                19,251
                                                                                              --------            ----------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                               (19,987)               47,818
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                48,174                 9,064
                                                                                              --------            ----------

CASH AND CASH EQUIVALENTS AT END OF  PERIOD                                                   $ 28,187            $   56,882
                                                                                              ========            ==========

Supplemental Cash Flow Information:
  Income taxes paid, net of refunds received                                                  $    840            $    1,462
                                                                                              ========            ==========
  Interest paid (including nil and $6,942 paid to Sony affiliates)                            $ 32,845            $   19,743
                                                                                              ========            ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                    EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION
- -----------------------------------------------

Loews Cineplex Entertainment Corporation ("LCP" or the "Company"), formerly LTM Holdings, Inc., is a major motion picture theatre exhibition company with operations in North America and Europe. The Company conducts business under the Loews Theatres, Sony Theatres, Cineplex Odeon Theatres, Star Theatres, Magic Johnson Theatres and Yelmo Cineplex Theatres marquees. As of August 31, 1999, LCP owns, or has interests in, and operates 2,911 screens at 406 theatres in 22 states and the District of Columbia, 6 Canadian provinces, Spain, Hungary, Turkey and Austria. The Company's principal markets include New York, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle and Washington D.C. in the U.S.; Toronto, Montreal and Vancouver in Canada; and Madrid, Spain. The Company holds a 50% partnership interest in each of the Yelmo Cineplex de Espana ("Yelmo"), Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships. Yelmo, LST and MJT hold interests in and operate 26 locations, comprising a total of 290 screens. Screens and locations for the partnerships are included in the Company amounts referred to above.

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

NOTE 2 -- BUSINESS COMBINATION
- -------------------------------

On May 14, 1998, pursuant to the Amended and Restated Master Agreement (the "Master Agreement") dated September 30, 1997, LTM Holdings, Inc. and Cineplex Odeon Corporation ("Cineplex Odeon"), another motion picture exhibitor with operations in the U.S. and Canada, combined (the "Combination"). As called for in the Master Agreement, on the date of the Combination, the outstanding common shares of Cineplex Odeon were exchanged for LCP shares on a ten for one basis. Universal Studios, Inc. ("Universal"), a major shareholder of Cineplex Odeon, contributed cash of $84.5 million to the Company in exchange for additional shares of stock in the Company. Sony Pictures Entertainment Inc. ("SPE") and its affiliates received a cash payment of approximately $417 million representing (i) a cash payment to satisfy all intercompany indebtedness to affiliates of Sony Corporation of America ("SCA") as of the closing date, (ii) a cash payment equal to the fair value of certain transferred assets, and (iii) the payment of a dividend to a subsidiary of SPE. The consolidated financial statements for the six months ended August 31, 1998 include the operating results of Cineplex Odeon from May 15, 1998 to August 31, 1998.

At the closing of the Combination, the Company issued 7,264,642 shares of Common Stock and 80,000 shares of Class B Non-Voting Common Stock to Universal, 4,324,003 shares of Common Stock and 4,000 shares of Class B Non-Voting Common Stock to the Charles Rosner Bronfman Family Trust and certain related shareholders (the "Claridge Group") and 6,111,269 shares of common stock to the other shareholders of record of Cineplex Odeon, for an aggregate value of approximately $266.6 million, in exchange for the outstanding shares of Cineplex Odeon and its wholly-owned subsidiary, Plitt Theatres, Inc. ("Plitt"). In addition, the Company issued 4,426,607 shares of common stock to Universal for consideration of $84.5 million as required under a subscription agreement, and 2,664,304 shares of Common Stock in connection with the transfer by SPE of its interest in Star Theatres of Michigan, Inc.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 2 -- CONTINUED
- -------------------

("Star") and S&J Theatres, Inc. ("S&J") to the Company.

On August 5, 1998, the Company sold to the public under a registered public offering 10 million shares of Common Stock. Upon consummation of this offering, the Company's Class A Non-Voting Common Stock held by SPE automatically converted into an equal number of shares of Common Stock and 3,255,212 additional shares of Common Stock were issued to Universal for no consideration under anti-dilution provisions of the Company's subscription agreement with Universal. As a result of the Combination and public offering, SPE, Universal and the Claridge Group own approximately 39.5%, 25.5% and 7.4%, respectively, of the Company's Common Stock.

The Combination has been accounted for under the purchase method of accounting and, accordingly, the cost to acquire Cineplex Odeon has been allocated to the assets acquired and liabilities assumed of Cineplex Odeon based on their respective fair values, with the excess purchase price allocated to goodwill. The Company arranged for an independent valuation and other studies required to determine the fair value of the assets acquired and liabilities assumed. These valuations and studies were completed during the prior fiscal quarter.


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT
- --------------------------------------

The following new pronouncement has been issued but is not yet effective:

On June 23, 1999, the Financial Accounting Standards Board decided to defer the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity." The new effective date will impact all of the Company's fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that the Company recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

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


NOTE 4 - COMPREHENSIVE INCOME
- -----------------------------

The Company has adopted SFAS No. 130 "Reporting Comprehensive Income". This pronouncement establishes a standard for the reporting of comprehensive income and its components in the Company's financial statements.

The following components are reflected in the Company's comprehensive income:

                                                 Three Months Ended                         Six Months Ended
                                          August 31,            August 31,           August 31,           August 31,
                                                1999                  1998                 1999                 1998
                                          ----------            ----------           ----------           ----------
Net income/(loss)                            $15,863               $ 8,274              $(6,016)             $ 7,531
Other comprehensive income/(loss)             (2,012)               (7,382)                 482               (7,382)
                                             -------               -------              -------              -------
Comprehensive income/(loss)                  $13,851               $   892              $(5,534)             $   149
                                             =======               =======              =======              =======



The following is a reconciliation of the Company's accumulated other comprehensive income:

                                              1999
                                              ----
Accumulated other comprehensive
 income as of February 28,                 $(5,063)

Other comprehensive income for
 the six months ended August 31,:
     Foreign currency translation
     adjustment, net of income tax
     expense of $568                           760

     Unrealized loss on marketable
     securities, net of income tax
     benefit of $208                          (278)
                                           -------
Accumulated other comprehensive
income as of August 31,                    $(4,581)
                                           =======

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 5 - SEGMENT AND GEOGRAPHIC DATA
- ------------------------------------

The Company is engaged in one line of business, motion picture exhibition. The following table presents summarized financial information about the Company by geographic area. There were no material amounts of sales among geographic areas.

                                    UNITED               INT'L/
                                    STATES     CANADA    OTHER    CONSOLIDATED
                                  ----------  --------  --------  ------------
Three Months Ended
August 31, 1999

 Total revenue                    $  243,233  $ 58,985  $  1,074    $   303,292
 Income/(loss) from operations    $   28,816  $  6,671  $ (1,196)   $    34,291

Three Months Ended
August 31, 1998

 Total revenue                    $  243,033  $ 53,910  $    516     $  297,459
 Income/(loss) from operations    $   26,077  $  7,345  $   (238)    $   33,184


Six Months Ended
August 31, 1999

 Total revenue                    $  401,760  $101,761  $  1,555     $  505,076
 Income/(loss) from operations    $   26,991  $  4,354  $ (2,209)    $   29,136
 Total assets                     $1,457,443  $356,040  $ 30,249     $1,843,732

Six Months Ended
August 31, 1998

 Total revenue                    $  352,337  $ 62,346  $    590     $  415,273
 Income/(loss) from operations    $   30,453  $  8,236  $   (261)    $   38,428

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 6 -- COMMITMENTS AND CONTINGENCIES
- ---------------------------------------

Commitments

The Company has entered into commitments for the future development and construction of theatre properties over the next three year period aggregating approximately $445 million (including letters of credit in the amount of approximately $15 million). The Company has also guaranteed an additional $29 million related to obligations under lease agreements entered into by MJT. The Company is of the opinion that MJT will be able to perform under its respective obligations and that no payment will be required and no losses will be incurred under these guarantees.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of the Loews Cineplex Entertainment Corporation ("we", "us" and "our") financial condition and operating results should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended August 31, 1999 and 1998. The information presented below includes the results of Cineplex Odeon Corporation ("Cineplex Odeon"), which became our wholly owned subsidiary on May 14, 1998 (the "Combination"), for the period from May 15, 1998 through August 31, 1998 and does not include any results prior to that time. Where noted, pro forma information compares the results for the six months ended August 31, 1999 to the six months ended August 31, 1998 for Cineplex Odeon. In addition, where noted, for a more meaningful comparison, our prior year operating results have been adjusted to remove the operating performance of theatres we were required to sell pursuant to an agreement with the Department of Justice (herein referred to as the "DOJ Theatres").

This discussion incorporates operating results of partnerships in which we have interests to the extent of our equity share as required by the equity method of accounting.

Results of Operations

Three Months Ended August 31, 1999 Compared to Three Months Ended August 31,
1998

Operating Revenues are generated primarily from box office revenues and concession sales. Operating revenues of approximately $303.3 million for the three months ended August 31, 1999 were $5.8 million higher than the comparable period of the prior year. Excluding the prior year operating revenues of the DOJ Theatres, operating revenues were $23.8 million or 8.5% greater than the prior year. Excluding the impact of the DOJ Theatres, box office revenues for the three months ended August 31, 1999 of approximately $213.0 million were $19.9 million or 10% higher, and concession revenues of approximately $80.3 million were $3.0 million or 4% higher in comparison to the three months ended August 31, 1998. The increases in operating revenues were primarily due to the strong film product exhibited during the quarter as evidenced by an increase in industry-wide box office receipt levels, additional revenue from new theatre openings and improvements in admission revenue per patron of $.28. These increases which aggregated $43.6 million were partially offset by other reductions in operating revenues including the effect of theatre dispositions (other than the DOJ Theatres), which reduced operating revenues by approximately $19.8 million.

Operating Costs of approximately $222.3 million for the three months ended August 31, 1999 were approximately $1.0 million lower than the three months ended August 31, 1998. Excluding the impact of the DOJ Theatres, operating costs increased by $13.7 million or 6.6% in comparison to the prior year. The $13.7 million increase in operating costs was due primarily to increased costs of $24.9 million related to the aforementioned increase in operating revenues and higher occupancy costs of $4.9 million attributable to new theatre openings offset by lower costs, including the effect of theatre dispositions of $16.1 million.

General and Administrative Costs of approximately $14.3 million for the three months ended August 31, 1999 were $300 thousand higher than the three months ended August 31, 1998, due primarily to higher salaries and fringe benefits as a result of merit increases and additional costs related to the continued development of our international operations, which were substantially offset by savings resulting from the merger.

Depreciation and Amortization Costs of approximately $27.7 million for the three months ended August 31, 1999 were $1.6 million higher than for the three months ended August 31, 1998, primarily due to the incremental depreciation related to investments in new theatres offset by the effect of theatre dispositions.

Loss on Sale/Disposal of Theatres of approximately $4.7 million for the three months ended August 31, 1999 was $3.7 million higher than the three months ended August 31, 1998, due primarily to the timing, nature and characteristics of theatre dispositions.

Interest Expense of approximately $17.6 million for the three months ended August 31, 1999 was $1.2 million higher than for the three months ended August 31, 1998 primarily due to a higher amount of debt outstanding.

Modified EBITDA of $66.7 million for the three months ended August 31, 1999 increased $6.5 million in comparison to the three months ended August 31, 1998 primarily due to the aforementioned effect of new theatre openings, higher admission and concession revenue per patron and the strong film product exhibited during the current quarter. Excluding the prior year impact of the DOJ Theatres, Modified EBTIDA for the quarter increased $9.7 million or 17.0% for the period. Modified EBITDA (earnings before interest, taxes, depreciation and amortization, and gains/losses on asset disposal or sales) is a measure of financial performance that management uses in measuring the Company's financial performance. Modified EBITDA measures the amount of cash that a Company has available for investment or other uses and is used by us as a measure of performance. Modified EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Modified EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP.

Six  Months Ended August 31, 1999 Compared to Six Months Ended August 31, 1998

Operating Revenues are generated primarily from box office revenues and concession sales. Operating revenues of approximately $505.1 million for the six months ended August 31, 1999 were $89.8 million higher than the comparable period of the prior year. Box office revenues for the six months ended August 31, 1999 of approximately $354.4 million were $64.3 million higher, and concession revenues of approximately $133.5 million were $21.0 million higher, in comparison to the six months ended August 31, 1998. These increases in operating revenue were primarily due to the inclusion of the Cineplex Odeon theatre operating results for the full six month period in the current year as opposed to inclusion from the date of the Combination in the prior year, partially offset by the reduction in operating revenues related to the sale of the DOJ Theatres, (incremental impact of approximately $64.2 million, net). Excluding the impact of the Cineplex Odeon operations, our operating revenues increased $25.7 million or 11.5% due primarily to new theatre openings and increases in box office revenue per patron of $.21, partially offset by the effect of theatre dispositions. The operating revenues generated for the six months ended August 31, 1999 includes Cineplex Odeon operating revenues of $255.4 million which includes operating efficiencies realized from the continuation of our concession programs implemented throughout the Cineplex Odeon circuit resulting in a pro forma increase in concession revenue per patron of approximately $.05 over prior year pro forma levels.

Operating Costs of approximately $391.0 million for the six months ended August 31, 1999 were approximately $77.8 million higher than the six months ended August 31, 1998, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres for the full six month period as compared to inclusion from the date of the Combination in the prior year, increased costs related to the aforementioned increase in operating revenues, higher occupancy costs attributable to new theatre openings and higher than normal film costs. The incremental increase in operating costs associated with the inclusion of Cineplex Odeon's operating results for the full six month period in the current year was approximately $58.2 million. Excluding the impact of Cineplex Odeon, our operating costs increased $19.6 million or 12.0% primarily due to the increase in operating revenues mentioned above and an increase of approximately $3.0 million resulting from higher than normal film rent terms for the period primarily associated with the strong performance of Star Wars-Episode 1, The Phantom Menace. Cineplex Odeon's operating costs for the six months ended August 31, 1999 were approximately $207.6 million. The operating cost level experienced by Cineplex Odeon for the period reflects costs savings and operating efficiencies, primarily in concessions operations, which resulted in a pro forma improvement in concession margin experienced for the period from 82.6% to 84.1% in the current year.

General and Administrative Costs of approximately $26.4 million for the six months ended August 31, 1999 were $4.5 million higher than for the six months ended August 31, 1998, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres for the full six month period as compared to inclusion from the date of the Combination in the prior year (net of cost savings realized as a result of the Combination), merit increases and the additional costs relative to the enhancement of our international operations.

Depreciation and Amortization Costs of approximately $53.8 million for the six months ended August 31, 1999 were $13.0 million higher than for the six months ended August 31, 1998 due to the inclusion of the operating results for the Cineplex Odeon theatres for the full six month period as compared to inclusion from the date of the Combination in the prior year, incremental depreciation related to investments in new theatres which commenced operations in prior periods and incremental goodwill amortization resulting from the Combination recorded for a full six month period in comparison to a partial period last year.

Loss on Sale/Disposal of Theatres of approximately $4.7 million for the six months ended August 31, 1999 was $3.7 million higher than for the six months ended August 31, 1998 due primarily to the timing, nature and characteristics of theatre dispositions.

Interest Expense of approximately $33.6 million for the six months ended August 31, 1999 was $11.1 million higher than for the six months ended August 31, 1998, due primarily to higher borrowings related to the Combination (including debt amounts assumed from Cineplex Odeon) and the impact of additional borrowings under our Senior Revolving Credit Facility to fund investments in theatres and joint ventures. See the Liquidity and Capital Resources section for additional information.

Modified EBITDA for the six months ended August 31, 1999 of $87.7 million increased by $7.5 million in comparison to the six months ended August 31, 1998, due primarily to the inclusion of results for Cineplex Odeon for the full six month period as compared to inclusion from the date of the Combination in the prior year, new theatre openings and higher box office revenue per patron, partially offset by the higher than normal film rental costs and the impact of theatre dispositions. Excluding the prior year impact of the DOJ Theatres, Modified EBITDA for the six months increased $11.0 million or 14.3% for the period.

Liquidity and Capital Resources

We have experienced, and expect to continue to realize, improved operating results as a result of investments in theatres (including new builds and reconfigurations of existing theatres) and the closing of obsolete, unprofitable or uncompetitive theatres. Further, we expect to continue to increase revenues and cash flows as a result of the reconfiguration of the Loews and Cineplex Odeon circuits and additional future investment in North American joint ventures and international exhibition. In addition, we continue to realize cost savings and operating efficiencies as a result of the Combination.

At August 31, 1999, we had capital spending commitments aggregating approximately $445 million for the future development and construction of 49 theatre properties comprising approximately 738 screens over the next three year period. At August 31, 1999, our debt balance included approximately $45 million of capital spending on theatre projects in various stages of development. In the opinion of management, these capital commitments and the working capital requirements will be funded by free cash flow generated from operations and by our capital structure (debt and equity) that has been effected subsequent to the Combination. The paragraphs below present a summary of significant capital transactions impacting the periods reported.

In connection with the Combination, we entered into a $1 billion Senior Revolving Credit Facility with Bankers Trust Company, as administrative agent. The Senior Revolving Credit Facility, together with an

$84.5 million equity contribution provided by Universal, replaced our existing Sony Corporation of America credit facility and Cineplex Odeon's existing credit facility, funded cash paid to SPE and/or its affiliates upon closing of the Combination and provides ongoing financing to us to fund our working capital requirements and the future theatre expansion in North America and internationally. This Senior Revolving Credit Facility is comprised of two tranches, a $750 million Senior Secured Revolving Credit Facility, secured by substantially all of our assets and the assets of our domestic subsidiaries, and a $250 million uncommitted facility. The Senior Revolving Credit Facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin based on our Leverage Ratio (as defined in the credit agreement). Our borrowings under the Senior Revolving Credit Facility at August 31, 1999 totaled $411 million. We have entered into certain transactions which have effectively fixed the interest rate on a significant portion of this indebtedness for a period of one to three years.

During fiscal 1999, we pursued the sale of certain theatres in New York City and Chicago that were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached to permit the merger of Loews Theatres with Cineplex Odeon. Pursuant to this agreement with the DOJ, we were required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 theatre locations in Chicago to a third-party. This transaction was not significant to our operating results or financial position. A portion of these proceeds was utilized to pay down the Senior Revolving Credit Facility. Additionally, under the agreement with the DOJ, we are required to sell the remaining 19 screens at 3 theatre locations in Chicago. We have entered into a letter agreement with the third-party buyer of the 8 theatres in Chicago for the sale of one of these three remaining theatres. This sale is subject to approval by the landlord of this theatre and the DOJ.
We are investigating several options in order to comply with the requirements of the agreement with the DOJ with respect to the other two theatres.

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

Properties

At August 31, 1999, Loews Cineplex, including Star, Magic Johnson and Yelmo Cineplex theatres, operated or had interests in 2,911 screens in 406 theatres, of which 50 theatres were owned by us, 351 theatres were leased and 5 theatres were subject to management arrangements. Our leases are entered into on a long-term basis. The lease terms generally range from 20 to 40 years and contain certain various renewal options, generally in intervals of 5 to 10 years. Theatre leases provide for the payment of a fixed annual rent and, sometimes, a percentage of box office receipts or total theatre revenue. The following tables show the locations of our screens in operation as at August 31, 1999, including our partnerships' theatres.


                                United States                                                   Canada

State                    Screens            Locations                Province          Screens            Locations
- -------------------------------------------------------       -------------------------------------------------------
Arizona                          33                   4         Alberta                       131                  18
California                       80                   9         British Columbia               71                  12
Connecticut                      20                   3         Manitoba                       13                   3
District of Columbia             33                  10         Ontario                       388                  58
Florida                          27                   2         Quebec                        213                  33
Georgia                          12                   1         Saskatchewan                   27                   4
                                                                                   --------------     ---------------
Idaho                            20                   4         Total                         843                 128
                                                                                   ==============     ===============
Illinois                        315                  47
Indiana                          51                   5
Kentucky                          9                   2                                       International
Maryland                        153                  23
Massachusetts                    93                  10         Country                Screens            Locations
                                                              -------------------------------------------------------
Michigan                        143                  10         Austria                         8                   1
Minnesota                        19                   4         Hungary                         6                   1
New Hampshire                    12                   2         Spain                         108                  13
New Jersey                      206                  20         Turkey                          5                   1
                                                                                   --------------     ---------------
New York                        276                  44         Total                         127                  16
                                                                                   ==============     ===============
Ohio                              6                   1
Pennsylvania                      7                   1
Texas                           201                  24
Utah                             62                  11
Virginia                         43                   7
Washington                      120                  18
                     --------------     ---------------
   Total                      1,941                 262
                     ==============     ===============

Theatre Portfolio Changes

The following table indicates the number of theatre locations, screens and changes to our theatre circuit configuration as a result of the Combination and our theatre reconfiguration program (including screens and locations relating to all our joint ventures) for the three and six month periods ended August 31, 1999:

                                 Three Months ended                                           Six Months ended
                                   August 31, 1999                                             August 31, 1999
                                   ---------------                                             ---------------


                               North                                                 North
                              America           Int'l          Total                America              Int'l            Total
                              -------           -----          -----                -------              -----            -----
Locations
- ---------

Beginning Balance                 400              15            415                    408                 15              423
New builds                          3               1              4                      7                  1                8
Expansions                          -               -              -                      -                  -                -
Dispositions                      (13)              -            (13)                   (25)                 -              (25)
                                -----             ---          -----                  -----                ---            -----
Ending Balance                    390              16            406                    390                 16              406
                                =====             ===          =====                  =====                ===            =====

Screens
- -------

Beginning Balance               2,789             119          2,908                  2,762                119            2,881
New builds                         44               8             52                    114                  8              122
Expansions                          -               -              -                      5                  -                5
Dispositions                      (49)              -            (49)                   (97)                 -              (97)
                                -----             ---          -----                  -----                ---            -----
Ending Balance                  2,784             127          2,911                  2,784                127            2,911
                                =====             ===          =====                  =====                ===            =====

As a result of our continuing theatre reconfiguration program the average screens per location has grown from 6.8 screens per location at March 1, 1999 to
7.2 screens per location at August 31, 1999. During the six month period ended August 31, 1999 we opened eight theatre locations aggregating 122 screens; in the United States, we opened the Woodridge 18 in Illinois, the Great Lakes 25 in Michigan, the Kips Bay 15 in Manhattan, the Metreon and Metreon IMAX comprising 16 screens in California and the Universal 20 in Florida; in Canada, we opened the Grand 12 in Barrie and the Aberdeen Mall 8 in Kamloops; in Austria we opened the Auhof Center in Vienna comprising 8 screens. We also expanded one existing theatre location by adding five screens.

During the six month period ended August 31, 1999, we disposed of or closed 25 theatre locations comprising 97 screens.

New Accounting Pronouncements

We have determined that one new pronouncement that has been issued but is not yet effective is applicable to us, and may have an impact on our financial statements:

On June 23, 1999, the Financial Accounting Standards Board decided to defer the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity." The new effective date will impact all of our fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that we recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

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

We recognized this challenge early and began work on remediation and overall upgrades to all information systems several years ago. We have largely completed remediation of our systems to meet business continuity concerns throughout the Loews Theatre circuit and at our corporate offices. As a result of the Combination with Cineplex Odeon we have found that the point-of-sale systems at several of the Cineplex Odeon theatres and within our Yelmo Cineplex de Espana joint venture may not be Year 2000 compliant. Our management and information systems department have evaluated these systems and are taking the necessary action in an attempt to mitigate all Year 2000 concerns. Completion of the necessary remediation on these systems is ongoing and expected to be substantially completed by the end of our third quarter. We will continue to formulate a contingency plan to address any Year 2000 issues that may arise.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates, movement in foreign currency exchange rates and other relevant market prices. There has been no material change in this market risk exposure from that disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 1999.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

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

          Under the agreement with the DOJ, we were also required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 of these theatre locations to a third party. The sale of these theatres will not have a significant impact on our operating results or financial position. Additionally, under the agreement with the DOJ, we are required to sell the remaining 19 screens at 3 theatre locations in Chicago. We have entered into a letter agreement with the third-party buyer of the 8 theatres in Chicago for the sale of one of these three remaining theatres. This sale is subject to approval by the landlord of this theatre and the DOJ. We are investigating several options in order to comply with the requirements of the agreement with the DOJ with respect to the other two theatres.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              10.13 Amended and Restated Employment Agreement between Cineplex Odeon Corporation and Allen Karp, dated August 18, 1999.

              27     Financial Data Schedule (for SEC use only)

          (b) Reports on Form 8-K

              The Company did not file any reports on Form 8-K during the quarter ended August 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         LOEWS CINEPLEX ENTERTAINMENT CORPORATION

Date: September 30, 1999

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