Form 10-Q
period 1999-11-30
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 2000-01-13
CIK 1054588

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1999


                        Commission file number 1-14099


                   Loews Cineplex Entertainment Corporation
                   ----------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                  13-3386485
-----------------------------------       ------------------------------------
  (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
   Incorporation or Organization)

         711 Fifth Avenue
        New York, New York                                10022
-----------------------------------       ---------------------------
      (Address of Principal                             (Zip Code)
        Executive Offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 833-6200
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

Common Stock outstanding (including non-voting common stock) - 58,622,646 shares at November 30, 1999

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

                                                                                          November 30,    February 28,
                                                                                               1999           1999
                                                                                          --------------  -------------
                                                                                             (Unaudited)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                               $   31,556     $   48,174
     Accounts receivable                                                                         13,151         28,590
     Inventories                                                                                  4,433          4,462
     Prepaid expenses and other current assets                                                    2,353          4,041
                                                                                             ----------     ----------
               TOTAL CURRENT ASSETS                                                              51,493         85,267

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                                       1,174,785      1,119,977
OTHER ASSETS
     Investments in and advances to partnerships                                                 69,869         47,794
     Goodwill, net                                                                              496,735        498,549
     Other intangible assets, net                                                                22,986         19,558
     Deferred charges and other assets                                                           30,729         35,056
                                                                                             ----------     ----------
               TOTAL ASSETS                                                                  $1,846,597     $1,806,201
                                                                                             ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                   $  190,882     $  175,943
     Deferred revenue                                                                             8,798         17,241
     Current maturities of long-term debt and other obligations                                   1,433          1,173
     Current portion of capital leases                                                            2,802          2,737
                                                                                             ----------     ----------
               TOTAL CURRENT LIABILITIES                                                        203,915        197,094

LONG-TERM DEBT AND OTHER OBLIGATIONS                                                            759,116        690,301
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                              59,582         61,997
ACCRUED PENSION AND POST RETIREMENT OBLIGATIONS                                                   9,541          9,570
OTHER LIABILITIES                                                                               177,539        181,943
                                                                                             ----------     ----------
               TOTAL LIABILITIES                                                              1,209,693      1,140,905
                                                                                             ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
     Common stock ($.01 par value, 300,000,000 shares authorized; 58,538,646
          shares issued and outstanding at November 30, 1999 and at February 28, 1999)              586            586
     Common stock-Class B non-voting ($.01 par value, 10,000,000 shares authorized;
          84,000 shares issued and outstanding at November 30, 1999 and at February 28,
          1999)                                                                                       1              1
     Accumulated other comprehensive income                                                      (3,601)        (5,063)
     Additional paid-in capital                                                                 671,707        671,707
     Retained deficit                                                                           (31,789)        (1,935)
                                                                                             ----------     ----------
               TOTAL STOCKHOLDERS' EQUITY                                                       636,904        665,296
                                                                                             ----------     ----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $1,846,597     $1,806,201
                                                                                             ==========     ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)



                                                            For the Three Months Ended      For the Nine Months Ended
                                                            --------------------------      -------------------------
                                                            November 30,   November 30,     November 30,   November 30,
                                                                   1999           1998             1999         1998(A)
                                                            -----------    -----------      -----------    ------------
REVENUES
    Box Office                                              $   145,823    $   147,305    $   500,197    $   437,368
    Concession                                                   53,228         57,428        186,728        169,962
    Other                                                        10,199          6,681         27,401         19,357
                                                            -----------    -----------    -----------    -----------
                                                                209,250        211,414        714,326        626,687
                                                            -----------    -----------    -----------    -----------

EXPENSES
    Theatre operations and other expenses                       161,090        158,950        531,722        454,508
    Cost of concessions                                           8,703          9,241         29,082         26,896
    General and administrative                                   13,282         12,518         39,691         34,400
    Depreciation and amortization                                30,084         26,905         83,891         67,653
    Loss on sale/disposal of theatres                             2,411          3,567          7,124          4,569
                                                            -----------    -----------    -----------    -----------
                                                                215,570        211,181        691,510        588,026
                                                            -----------    -----------    -----------    -----------
(LOSS)/INCOME FROM OPERATIONS                                    (6,320)           233         22,816         38,661
INTEREST EXPENSE                                                 17,619         16,801         51,265         39,323
                                                            -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES                                        (23,939)       (16,568)       (28,449)          (662)
INCOME TAX (BENEFIT)/EXPENSE                                       (101)        (4,462)         1,405          3,913
                                                            -----------    -----------    -----------    -----------

NET LOSS                                                    $   (23,838)   $   (12,106)   $   (29,854)   $    (4,575)
                                                            ===========    ===========    ===========    ===========
    Weighted Average Shares Outstanding - basic
     and diluted                                             58,622,646     58,622,646     58,622,646     44,238,506


    Loss per Share - basic and diluted                      $      (.41)   $      (.21)         ($.51)         ($.10)
                                                            ===========    ===========    ===========    ===========

(A) Includes the operating results of Cineplex Odeon Corporation from May 15, 1998 through November 30, 1998.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                               For the Nine Months Ended
                                                                                               -------------------------
                                                                                            November 30,        November 30,
                                                                                                    1999               1998
                                                                                             -----------        ------------
OPERATING ACTIVITIES
    Net loss                                                                                     $ (29,854)          $  (4,575)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
      Depreciation and amortization                                                                 83,891              67,653
      Loss on sale/disposal of theatres                                                              7,124               4,569
      Equity earnings from long-term investments, net of distributions
          received                                                                                       8                 838
    Changes in operating assets and liabilities:
      Decrease/(increase) in accounts receivable                                                     4,541              (3,176)
      Increase in accounts payable and accrued expenses                                             14,250               7,898
      (Decrease)/increase in other operating assets and liabilities, net                            (3,349)              6,480
                                                                                                 ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           76,611              79,687
                                                                                                 ---------           ---------

INVESTING ACTIVITIES
    Investments in and advances to partnerships, net                                               (22,083)            (12,590)
    Capital expenditures                                                                          (132,248)            (75,477)
    Merger related costs                                                                            (5,438)            (23,731)
                                                                                                 ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                                             (159,769)           (111,798)
                                                                                                 ---------           ---------

FINANCING ACTIVITIES
    (Repayment)/borrowing of debt due to Sony Corporation of America (SCA)                               -            (299,487)
     affiliate
    Proceeds from Senior Revolving Credit Facility, net of repayments and
     deferred financing fees                                                                        72,000             249,044
    Repayment of long-term debt                                                                     (3,160)            (33,403)
    Repayment of Plitt Theatres, Inc. Notes                                                         (2,300)           (215,907)
    Proceeds of new note offering, net of deferred financing fees                                        -             289,263
    Proceeds on issuance of common stock, net of offering expenses                                       -             102,991
    Proceeds from issuance of common stock to Universal upon Combination                                 -              84,500
    Dividend paid to SCA affiliate on Combination                                                        -            (102,621)
                                                                                                 ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           66,540              74,380
                                                                                                 ---------           ---------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                                   (16,618)             42,269
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    48,174               9,064
                                                                                                 ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $  31,556           $  51,333
                                                                                                 =========           =========

Supplemental Cash Flow Information:
    Income taxes paid, net of refunds received                                                   $   1,104           $   1,894
                                                                                                 =========           =========
    Interest paid (including nil and $6,942 paid to SCA affiliates)                              $  43,524           $  30,094
                                                                                                 =========           =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION
----------------------------------------------

Loews Cineplex Entertainment Corporation ("LCP" or the "Company"), formerly LTM Holdings, Inc., is a major motion picture theatre exhibition company with operations in North America and Europe. The Company conducts business under the Loews Theatres, Sony Theatres, Cineplex Odeon Theatres, Star Theatres, Magic Johnson Theatres and Yelmo Cineplex Theatres marquees. As of November 30, 1999, LCP owns, or has interests in, and operates 2,916 screens at 399 theatres in 22 states and the District of Columbia, 6 Canadian provinces, Spain, Hungary, Turkey and Austria. The Company's principal markets include New York and the metropolitan area, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle and Washington D.C. in the U.S.; Toronto, Montreal and Vancouver in Canada; and Madrid, Spain. The Company holds a 50% partnership interest in each of the Yelmo Cineplex de Espana ("Yelmo"), Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships. Yelmo, LST and MJT hold interests in and operate 27 locations, comprising a total of 299 screens. Screens and locations for the partnerships are included in the Company amounts referred to above. The Company also holds a 50% interest in a joint venture in Italy with plans to develop multiplexes over the next five years. The Company is actively pursuing joint ventures in other international territories.

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

NOTE 2 - BUSINESS COMBINATION
-----------------------------

On May 14, 1998, pursuant to the Amended and Restated Master Agreement (the "Master Agreement") dated September 30, 1997, LTM Holdings, Inc. and Cineplex Odeon Corporation ("Cineplex Odeon"), another motion picture exhibitor with operations in the U.S. and Canada, combined (the "Combination"). As called for in the Master Agreement, on the date of the Combination, the outstanding common shares of Cineplex Odeon were exchanged for LCP shares on a ten for one basis. Universal Studios, Inc. ("Universal"), a major shareholder of Cineplex Odeon, contributed cash of $84.5 million to the Company in exchange for additional shares of stock in the Company. Sony Pictures Entertainment Inc. ("SPE") and its affiliates received a cash payment of approximately $417 million representing (i) a cash payment to satisfy all intercompany indebtedness to affiliates of Sony Corporation of America ("SCA") as of the closing date, (ii) a cash payment equal to the fair value of certain transferred assets, and (iii) the payment of a dividend to a subsidiary of SPE. The consolidated financial statements for the nine months ended November 30, 1998 include the operating results of Cineplex Odeon from May 15, 1998 to November 30, 1998.

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

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 2 - CONTINUED
------------------

Odeon and its wholly-owned subsidiary, Plitt Theatres, Inc. ("Plitt"). In addition, the Company issued 4,426,607 shares of common stock to Universal for consideration of $84.5 million and 2,664,304 shares of Common Stock in connection with the transfer by SPE of its interest in Star Theatres of Michigan, Inc. ("Star") and S&J Theatres, Inc. ("S&J") to the Company.

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

The Combination has been accounted for under the purchase method of accounting and, accordingly, the cost to acquire Cineplex Odeon has been allocated to the assets acquired and liabilities assumed of Cineplex Odeon based on their respective fair values, with the excess purchase price allocated to goodwill. The Company arranged for an independent valuation and other studies required to determine the fair value of the assets acquired and liabilities assumed. These valuations and studies were completed during the first quarter of the current fiscal year.


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT
-------------------------------------

The following new pronouncement has been issued but is not yet effective:

On June 23, 1999, the Financial Accounting Standards Board decided to defer the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity." As a result of this deferral, SFAS No. 133 will be effective for all of the Company's fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that the Company recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

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

The following components are reflected in the Company's comprehensive income:

                                                  Three Months Ended                         Nine Months Ended
                                          November 30,          November 30,         November 30,         November 30,
                                              1999                  1998                 1999                 1998
                                        ---------------       ---------------       --------------      --------------
Net loss                                   $(23,838)             $(12,106)            $(29,854)            $(4,575)
Other comprehensive income/(loss)               980                 2,998                1,462              (4,384)
                                           --------              --------             --------             -------
Comprehensive loss                         $(22,858)             $ (9,108)            $(28,392)            $(8,959)
                                           ========              ========             ========             =======


The following is a reconciliation of the Company's accumulated other comprehensive income:

                                                 1999
                                                ------
Accumulated other comprehensive
 income as of February 28,                     $(5,063)

Other comprehensive income for the
 nine months ended November 30,:
    Foreign currency translation
    adjustment, net of income tax
          expense of $1,953                      2,610

     Unrealized loss on marketable
     securities, net of income tax
     benefit of $858                            (1,148)
                                               -------
Accumulated other comprehensive
income as of November 30,                      $(3,601)
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

                                    UNITED                 INT'L/
                                    STATES      CANADA     OTHER    CONSOLIDATED
                                  -----------  ---------  --------  ------------
Three Months Ended
November 30, 1999

 Total revenue                    $  170,721   $ 36,875   $ 1,654    $  209,250
 Loss from operations             $   (1,416)  $ (3,887)  $(1,017)   $   (6,320)

Three Months Ended
November 30, 1998

 Total revenue                    $  170,195   $ 40,416   $   803    $  211,414
 Income/(loss) from operations    $     (442)  $  1,525   $  (850)   $      233


Nine Months Ended
November 30, 1999

 Total revenue                    $  572,481   $138,636   $ 3,209    $  714,326
 Income/(loss) from operations    $   25,575   $    467   $(3,226)   $   22,816
 Total assets                     $1,464,472   $335,897   $46,228    $1,846,597

Nine Months Ended
November 30, 1998

 Total revenue                    $  522,532   $102,762   $ 1,393    $  626,687
 Income/(loss) from operations    $   30,708   $  9,064   $(1,111)   $   38,661

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       (ALL DOLLAR AMOUNTS IN THOUSANDS,
                   EXCEPT SHARE DATA OR AS OTHERWISE NOTED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Commitments

The Company has entered into commitments for the future development and construction of theatre properties aggregating approximately $424 million over the next three year period. The Company has also guaranteed an additional $36 million related to obligations under lease agreements entered into by MJT. The Company is of the opinion that MJT will be able to perform under its respective obligations and that no payment will be required and no losses will be incurred under these guarantees.

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

Other

In addition to the matter noted above, the Company is a defendant in various lawsuits arising in the ordinary course of business and is involved in certain environmental matters. It is the opinion of management that any liability to the Company which may arise as a result of these matters will not have a material adverse effect on its financial condition.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of the Loews Cineplex Entertainment Corporation ("we", "us" and "our") financial condition and operating results should be read in conjunction with our unaudited consolidated financial statements for the three and nine month periods ended November 30, 1999 and 1998. The information presented below includes the results of Cineplex Odeon Corporation ("Cineplex Odeon"), which became our wholly owned subsidiary on May 14, 1998 (the "Combination"), for the period from May 15, 1998 through November 30, 1998 with regard to the prior year, and does not include any results prior to that time. Where noted, pro forma information compares the results for the nine months ended November 30, 1999 to the full nine month period ended November 30, 1998 for Cineplex Odeon. In addition, where noted, for a more meaningful comparison, our prior year operating results have been adjusted to remove the operating performance of theatres we were required to sell pursuant to an agreement with the Department of Justice (herein referred to as the "DOJ Theatres").

This discussion incorporates operating results of partnerships in which we have interests to the extent of our equity share as required by the equity method of accounting.

Results of Operations

Three Months Ended November 30, 1999 Compared to Three Months Ended November 30, 1998

Operating Revenues are generated primarily from box office revenues and concession sales. Operating revenues of approximately $209.3 million for the three months ended November 30, 1999 were $2.2 million lower than the comparable period of the prior year. Excluding the prior year operating revenues of the DOJ Theatres, operating revenues were $10.5 million or 5.3% greater than the prior year. The net increase in operating revenues was primarily due to additional revenue from new theatre openings and improvements in admission revenue per patron. These increases, which aggregated $35.0 million, were partially offset by other reductions in operating revenues, which aggregated $24.5 million, including the effect of theatre dispositions (other than the DOJ Theatres) and a decline in attendance levels, including a decrease in attendance at some of our older theatres, and the unfavorable film product allocation for our theatres in Canada.

Operating Costs of approximately $169.8 million for the three months ended November 30, 1999 were approximately $1.6 million higher than the three months ended November 30, 1998. Excluding the impact of the DOJ Theatres, operating costs increased by $12.6 million or 8.0% in comparison to the prior year. The $12.6 million increase in operating costs was due primarily to increased costs of $23.3 million related to the aforementioned increase in operating revenues and higher occupancy costs of $5.1 million attributable to new theatre openings offset by lower costs, including the effect of theatre dispositions (other than the DOJ Theatres) and attendance declines at our older locations, aggregating $15.8 million.

General and Administrative Costs of approximately $13.3 million for the three months ended November 30, 1999 were approximately $800 thousand higher than the three months ended November 30, 1998, due primarily to normal inflationary increases and additional costs related to the continued development of our international operations.

Depreciation and Amortization Costs of approximately $30.1 million for the three months ended November 30, 1999 were $3.2 million higher than for the three months ended November 30, 1998, primarily due to the incremental depreciation related to investments in new theatres partially offset by the effect of theatre dispositions.

Loss on Sale/Disposal of Theatres of approximately $2.4 million for the three months ended November 30, 1999 was $1.2 million lower than the three months ended November 30, 1998, due primarily to the timing, nature and characteristics of theatre dispositions.

Interest Expense of approximately $17.6 million for the three months ended November 30, 1999 was approximately $800 thousand higher than for the three months ended November 30, 1998, primarily due to a higher amount of debt outstanding.

Modified EBITDA of $26.2 million for the three months ended November 30, 1999 decreased $4.5 million or 14.8% in comparison to the three months ended November 30, 1998 as a result of a decline in attendance levels primarily due to theatre disposals (including the DOJ Theatres), the aforementioned lower attendance volume experienced at some older locations and the unfavorable film product allocation in Canada. These decreases were partially offset by the increase in admission revenue per patron and the aforementioned effect of new theatre openings. Excluding the prior year impact of the DOJ Theatres, Modified EBTIDA for the quarter decreased $2.9 million or 9.9% for the period. Modified EBITDA (earnings before interest, taxes, depreciation and amortization, and gains/losses on asset disposal or sales) is a measure of financial performance that management uses in measuring our financial performance. Modified EBITDA measures the amount of cash that a company has available for investment or other uses and is used by us as a measure of performance. Modified EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Modified EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP.

Nine Months Ended November 30, 1999 Compared to Nine Months Ended November 30, 1998

Operating Revenues are generated primarily from box office revenues and concession sales. Operating revenues of approximately $714.3 million for the nine months ended November 30, 1999 were $87.6 million higher than the comparable period of the prior year. Box office revenues for the nine months ended November 30, 1999 of approximately $500.2 million were $62.8 million higher, and concession revenues of approximately $186.7 million were $16.8 million higher, in comparison to the nine months ended November 30, 1998. These increases in operating revenue were primarily due to the inclusion of the Cineplex Odeon theatre operating results for the full nine month period in the current year as opposed to inclusion from the date of the Combination in the prior year, partially offset by the reduction in operating revenues related to the sale of the DOJ Theatres (incremental impact of approximately $45.5 million). Excluding the impact of the Cineplex Odeon operations, our operating revenues increased $42.1 million or 13.3% due primarily to new theatre openings and increases in box office revenue per patron of $.19, partially offset by the effect of theatre dispositions. The operating revenues generated for the nine months ended November 30, 1999 includes Cineplex Odeon operating revenues of $354.7 million which includes operating efficiencies realized from the continuation of our concession programs implemented throughout the Cineplex Odeon circuit resulting in a pro forma increase in concession revenue per patron of approximately $.06 over prior year pro forma levels.

Operating Costs of approximately $560.8 million for the nine months ended November 30, 1999 were approximately $79.4 million higher than the nine months ended November 30, 1998, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres for the full nine month period as compared to inclusion from the date of the Combination in the prior year and increased costs related to the aforementioned increase in operating revenues and higher occupancy costs attributable to new theatre openings, partially offset by the impact of theatre dispositions. The incremental increase in operating costs associated with the inclusion of Cineplex Odeon's operating results for the full nine month period in the current year was approximately $48.3 million.
Excluding the impact of Cineplex Odeon, our operating costs increased $31.1 million or 13.2% primarily due to the increase in operating revenues mentioned above and an increase in film costs resulting from higher than normal film rent terms for the period primarily associated with the strong performance of Star Wars-Episode 1, The Phantom Menace (circuit-wide impact estimated at $5.3 million). Cineplex Odeon's operating costs for the nine months ended November 30, 1999 were approximately $295.1 million. The operating cost level experienced by Cineplex Odeon for the period reflects costs savings and operating efficiencies, primarily in concessions operations, which resulted in a pro forma improvement in concession margin experienced for the period from 82.8% in the prior year to 83.8% in the current year.

General and Administrative Costs of approximately $39.7 million for the nine months ended November 30, 1999 were $5.3 million higher than for the nine months ended November 30, 1998, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres for the full nine month period as compared to inclusion from the date of the Combination in the prior year (net of cost savings realized as a result of the Combination), normal inflationary increases and the additional costs relative to the enhancement of our international operations.

Depreciation and Amortization Costs of approximately $83.9 million for the nine months ended November 30, 1999 were $16.2 million higher than for the nine months ended November 30, 1998 due to the inclusion of the operating results for the Cineplex Odeon theatres for the full nine month period as compared to inclusion from the date of the Combination in the prior year, incremental depreciation related to investments in new theatres which commenced operations and incremental goodwill amortization resulting from the Combination recorded for a full nine month period in comparison to a partial period last year.

Loss on Sale/Disposal of Theatres of approximately $7.1 million for the nine months ended November 30, 1999 was approximately $2.6 million higher than for the nine months ended November 30, 1998 due primarily to the timing, nature and characteristics of theatre dispositions.

Interest Expense of approximately $51.3 million for the nine months ended November 30, 1999 was $11.9 million higher than for the nine months ended November 30, 1998, due primarily to higher borrowings related to the Combination (including debt amounts assumed from Cineplex Odeon) and the impact of additional borrowings under our Senior Revolving Credit Facility to fund investments in theatres and joint ventures. See the Liquidity and Capital Resources section for additional information.

Modified EBITDA for the nine months ended November 30, 1999 of $113.8 million increased by $2.9 million in comparison to the nine months ended November 30, 1998, due primarily to new theatre openings and higher admissions revenue per patron, partially offset by the higher than normal film rental costs as previously discussed and the impact of theatre dispositions. Excluding the prior year impact of the DOJ Theatres, Modified EBITDA for the nine months increased $4.2 million or 3.8% for the period.

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

At November 30, 1999, we had capital spending commitments aggregating approximately $424 million over the next three year period for the future development and construction of 46 theatre properties comprising approximately 672 screens. At November 30, 1999, our debt balance included approximately $90 million of capital spending on theatre projects in various stages of development. In the opinion of management, these capital commitments and the working capital requirements will be funded by free cash flow generated from operations and by our capital structure (debt and equity) that has been effected subsequent to the Combination. The paragraphs below present a summary of significant capital transactions impacting the periods reported. Also see "Factors That May Affect Future Performance".

In connection with the Combination, we entered into a $1 billion Senior Revolving Credit Facility with Bankers Trust Company, as administrative agent. The Senior Revolving Credit Facility, together with an $84.5 million equity contribution provided by Universal, replaced our existing Sony Corporation of America credit facility and Cineplex Odeon's existing credit facility, funded cash paid to SPE and/or its affiliates upon closing of the Combination and provides ongoing financing to us to fund our working capital requirements and the future theatre expansion in North America and internationally. This Senior Revolving Credit Facility is comprised of two tranches, a $750 million Senior Secured Revolving Credit Facility, secured by substantially all of our assets and the assets of our domestic subsidiaries, and a $250 million uncommitted facility. The Senior Revolving Credit Facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin based on our Leverage Ratio (as defined in the credit agreement). Our borrowings under the Senior Revolving Credit Facility at November 30, 1999 totaled $450 million. We have entered into certain transactions which have effectively fixed the interest rate on a significant portion of this indebtedness for a period of one to three years.

Since the Combination, we pursued the sale of certain theatres in New York City and Chicago that were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached to permit the merger of Loews Theatres with Cineplex Odeon. As a result, during the fourth quarter of fiscal 1999, we sold to Cablevision Systems Corporation 33 screens in 12 theatres in New York City, in accordance with the DOJ order, and an additional 14 screens in 4 theatres in the suburban New York area for aggregate cash proceeds of $87.5 million. A substantial portion of these proceeds were used to pay down our Senior Revolving Credit Facility.

Under the agreement with the DOJ, we were required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 theatre locations in Chicago to a third-party. This transaction was not significant to our operating results or financial position. A portion of these proceeds was utilized to pay down the Senior Revolving Credit Facility. Additionally, under the agreement with the DOJ, we are required to sell the remaining 19 screens at 3 theatre locations in Chicago. No sale of these locations has occurred and the DOJ has moved to appoint a trustee to effect the sale of these locations.

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

Properties

At November 30, 1999, Loews Cineplex, including Star, Magic Johnson and Yelmo Cineplex theatres, operated or had interests in 2,916 screens in 399 theatres, of which 50 theatres were owned by us, 344 theatres were leased and 5 theatres were operated by us under management arrangements. Our leases are entered into on a long-term basis. The lease terms generally range from 20 to 40 years and contain certain various renewal options, generally in intervals of 5 to 10 years. Theatre leases provide for the payment of a fixed annual rent and, sometimes, a percentage of box office receipts or total theatre revenue. The following tables show the locations of our screens in operation as at November 30, 1999, including our partnerships' theatres.


                               United States                                                     Canada

State                    Screens            Locations                Province          Screens            Locations
-------------------------------------------------------       -------------------------------------------------------
Arizona                    33                4                  Alberta                 129                17
California                 80                9                  British Columbia         67                11
Connecticut                20                3                  Manitoba                 13                 3
District of Columbia       33               10                  Ontario                 386                57
Florida                    27                2                  Quebec                  213                33
Georgia                    12                1                  Saskatchewan             27                 4
Idaho                      20                4                                     --------           -------
Illinois                  310               46                     Total                835               125
Indiana                    51                5                                     ========           =======
Kentucky                    9                2
Maryland                  149               22
Massachusetts              93               10                                            International
Michigan                  143               10
Minnesota                  19                4                       Country           Screens            Locations
New Hampshire              12                2                -------------------------------------------------------
New Jersey                206               20                  Austria                   8                 1
New York                  286               44                  Hungary                   6                 1
Ohio                        6                1                  Spain                   117                14
Pennsylvania               27                2                  Turkey                    5                 1
Texas                     186               21                                       ------           -------
Utah                       62               11                     Total                136                17
Virginia                   41                6                                       ======           =======
Washington                120               18
                     --------         --------
   Total                1,945              257
                     ========         ========






Theatre Portfolio Changes

The following table indicates the number of theatre locations and screens and the changes to our theatre circuit portfolio (including screens and locations relating to all our joint ventures) for the three and nine month periods ended November 30, 1999:

                                    Three Months ended                                      Nine Months ended
                                     November 30, 1999                                      November 30, 1999
                                     -----------------                                      -----------------

                            North                                                North
                           America          Int'l          Total                America            Int'l             Total
                           -------          -----          -----                -------            -----             -----
Locations
---------

Beginning Balance              390             16            406                    408               15               423
New builds                       2              1              3                      9                2                11
Expansions                       -              -              -                      -                -                 -
Dispositions                   (10)             -            (10)                   (35)               -               (35)
                             -----            ---          -----                  -----              ---             -----
Ending Balance                 382             17            399                    382               17               399
                             =====            ===          =====                  =====              ===             =====

Screens
-------

Beginning Balance            2,784            127          2,911                  2,762              119             2,881
New builds                      33              9             42                    147               17               164
Expansions                       -              -              -                      5                -                 5
Dispositions                   (37)             -            (37)                  (134)               -              (134)
                             -----            ---          -----                  -----              ---             -----
Ending Balance               2,780            136          2,916                  2,780              136             2,916
                             =====            ===          =====                  =====              ===             =====

As a result of our continuing theatre reconfiguration program the average screens per location has grown from 6.8 screens per location at March 1, 1999 to
7.3 screens per location at November 30, 1999. During the nine month period ended November 30, 1999 we opened eleven theatre locations aggregating 164 screens; in the United States, we opened the Woodridge 18 in Illinois, the Great Lakes 25 in Michigan, the Kips Bay 15 and 42/nd/ Street E-walk 13 in Manhattan, the Metreon and Metreon IMAX comprising 16 screens in California, the Universal 20 in Florida and the North Versailles 20 in Pennsylvania; in Canada, we opened the Grand 12 in Barrie and the Aberdeen Mall 8 in Kamloops; in Austria we opened the Auhof Center in Vienna comprising 8 screens; in Spain we opened the Madrid Sur comprising 9 screens. We also expanded one existing theatre location by adding five screens.

During the nine month period ended November 30, 1999, we disposed of or closed 35 theatre locations comprising 134 screens. We also continue to review our theatre portfolio exploring ways to accelerate the disposition of our older, obsolete theatres.

New Accounting Pronouncements

We have determined that one new pronouncement that has been issued - but is not yet effective - is applicable to us, and may have an impact on our financial statements:

On June 23, 1999, the Financial Accounting Standards Board decided to defer the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity." As a result of this deferral, SFAS No. 133 will be effective for all of our fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that we recognize those items as assets or liabilities in the statement of financial position and measure them at fair value.

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

We recognized this challenge early and began work on remediation and overall upgrades to all information systems several years ago. Our ongoing maintenance and upgrades of our information systems have addressed any significant Year 2000 issues. Due to these upgrades and investments in information systems over the past several years, total costs incurred to date directly related to the remedy of the Year 2000 issues have been minimal.

To-date, as a result of the above remediation procedures of our systems to meet business continuity concerns throughout our theatre circuit and at our corporate offices, we have not experienced any significant functional problems related to the Year 2000 issue. In addition, to-date, we have not experienced any significant Year 2000 issues with respect to vendors and/or other third parties with whom we conduct business. In the event that any Year 2000 issues arise, we have formulated a contingency plan to address any such matters.

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

The covenant requirements under our Senior Revolving Credit Facility may impair our continuing ability to maintain existing financing levels and/or obtain additional financing which may reduce our operating flexibility. We expect to enter into discussions with our lenders and seek amendments of certain covenants during the fourth fiscal quarter. There can of course be no assurance that we will be able to enter into satisfactory amendments.

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

          Since the Combination, we pursued the sale of certain theatres in New York City and Chicago that were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached to permit the merger of Loews Theatres with Cineplex Odeon. As a result, during the fourth quarter of fiscal 1999, we sold to Cablevision Systems Corporation 33 screens in 12 theatres in New York City, in accordance with the DOJ order, and an additional 14 screens in 4 theatres in the suburban New York area for aggregate cash proceeds of $87.5 million. A substantial portion of these proceeds were used to pay down our Senior Revolving Credit Facility.

          Under the agreement with the DOJ, we were also required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 of these theatre locations to a third-party. This transaction was not significant to our operating results or financial position. A portion of these proceeds was utilized to pay down the Senior Revolving Credit Facility. Additionally, under the agreement with the DOJ, we are required to sell the remaining 19 screens at 3 theatre locations in Chicago. No sale of these locations has occurred and the DOJ has moved to appoint a trustee to effect the sale of these locations.


          ADA Litigation

          On or about December 17, 1997, the Disability Rights Council of Greater Washington and others commenced a lawsuit in the U.S. District Court for the District of Columbia against Cineplex Odeon and our wholly owned subsidiary Plitt Theatres, Inc. ("Plitt"). The complaint alleged that Cineplex Odeon's theatres in the Washington, D.C. metropolitan area, which includes Maryland and Virginia, denied persons with physical disabilities full and equal enjoyment of theatres as a result of architectural and structural barriers. Furthermore, as a consequence, they alleged that Cineplex Odeon and Plitt were discriminating against such persons in violation of the ADA and, where applicable, the District of Columbia Human Rights Act. The plaintiffs sought a judgment with injunctive relief ordering Cineplex

          Odeon and Plitt to cease their alleged violation of the ADA, and to bring their facilities into compliance with the statutes. They also sought compensatory and punitive or exemplary damages in an unknown amount, in addition to costs and attorneys' fees. We settled this lawsuit during the current quarter. The amount of the settlement was not significant to our operating results or financial position.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27   Financial Data Schedule (for SEC use only)
               99   Supplemental Financial Information

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended November 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

Date:  January 13, 1999
                                   By:  /s/ John J. Walker
                                        ------------------
                                        John J. Walker, Senior Vice President
                                        and Chief Financial Officer

                                   By:  /s/ Joseph Sparacio
                                        -------------------
                                        Joseph Sparacio, Vice President Finance
                                        and Controller