Form 10-K
period 2000-02-29
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 2000-05-25
CIK 1054588

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

For the fiscal year ended February 29, 2000     Commission file number 001-14099

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
             (Exact name of Registrant as specified in its charter)

                   Delaware
         (State or other jurisdiction                            13-3386485
      of incorporation or organization)             (I.R.S. Employer Identification No.)

  711 Fifth Avenue, New York, New York                        10022
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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $40,327,677 as of May 10, 2000.

   The number of shares of common stock, $.01 par value per share, outstanding on May 10, 2000 was 58,538,646. The number of shares of Class B non-voting common stock, $.01 par value per share, outstanding on May 10, 2000 was 84,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Fiscal 2000 Annual Report to Shareholders.....  Parts II and IV
Portions of the Proxy Statement for the 2000 Annual Meeting of
 Stockholders.................................................  Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 PART I

    ITEM 1. BUSINESS...................................................         4

    Fiscal 2000 Highlights.............................................         4
    Our U.S. Partners..................................................         5
    Key Business Strategies............................................         5
        Operating Strategy.............................................         5
        Expansion Strategy and Portfolio Management....................         7
    Theatre Operations.................................................        10
    Competition........................................................        11
    Current Exhibition Industry Environment............................        12
    Segment Information................................................        13
    Seasonality........................................................        13
    Government Regulation..............................................        13
    Employees..........................................................        13
    Cautionary Notice Regarding Forward Looking Statements.............        13
    Factors That May Affect Future Performance.........................        14

    ITEM 2. PROPERTIES.................................................        14

    ITEM 3. LEGAL PROCEEDINGS..........................................        15

    Antitrust Proceedings..............................................        15
    Environmental Proceedings..........................................        15
    Six West Retail Acquisition, Inc...................................        16
    ADA Litigation.....................................................        16

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........        16

    EXECUTIVE OFFICERS OF LOEWS CINEPLEX...............................        17

 PART II

    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.........................................        19

    ITEM 6. SELECTED HISTORICAL FINANCIAL DATA.........................        19

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...................................        19

    ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..        19

    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................        19

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE....................................        19

 PART III

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........        19

    ITEM 11. EXECUTIVE COMPENSATION....................................        19


PART III--(continued)


  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  20

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  20

PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K..........................................................  21

  SIGNATURES................................................................  23

                                     PART I

ITEM 1. BUSINESS

   Loews Cineplex Entertainment Corporation ("Loews Cineplex," "we", "us" or "our") is one of the world's largest publicly traded theatre exhibition companies in terms of revenues and operating cash flow.

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

Fiscal 2000 Highlights (all amounts in thousands of U.S. dollars unless otherwise noted)

   For the fiscal year ended February 29, 2000, we had $930,423 in revenues, generated $144,435 of Modified EBITDA (earnings before interest, taxes, depreciation and amortization and gains/losses on sale/disposals of theatres), and had a net loss of $51,390. On a combined basis (including 100% of the operations of our joint ventures and partnerships) we had $1,047,146 in Total Revenues and $165,590 in Total EBITDA (earnings before interest, taxes, depreciation and amortization and gains/losses on sale/disposals of theatres including 100% of the operations of our joint ventures and partnerships). Additionally, our Attributable EBITDA (Total EBITDA net of partners' share of Total EBITDA) was $154,274. Approximately 70% of these revenues came from box office receipts and 30% from concession sales and other revenues. Based on publicly available data, our share of the total industry box office receipts in North America during fiscal 2000 was approximately 9.5% (including 100% of the operations of our joint ventures and partnerships).

   As of February 29, 2000, we owned, operated or had an interest in 2,926 screens at 385 locations. Of these, 2,777 screens were located in 22 U.S. states, the District of Columbia and six Canadian provinces. Our screens represent approximately 7.5% of all exhibition screens in North America. Our screens are mainly concentrated in densely populated urban and suburban areas, with a strong presence in metropolitan New York, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle, Washington, D.C., Toronto, Montreal and Vancouver. Approximately 74% of our U.S. theatres are located in the 10 largest areas of dominant influence (ADI) in the U.S., and 81% of our Canadian theatres are located in the top 10 ADIs in Canada. ADIs are television markets, defined by A.C. Nielsen Company/EDI--an international media research firm, that are used as benchmarks by certain entertainment marketers. ADI markets generally contain concentrations of substantial populations. The exhibition industry uses ADI as an important media measure since there is a correlation between television and movie viewing audiences.

   Our exhibition assets include a 50% interest in 130 screens in 15 locations in Spain through a joint venture established on June 10, 1998 with Yelmo Films S.A., a leading local Spanish exhibitor. We will continue to build additional theatres in Spain through this joint venture. Additionally, we have established an initial presence in both Hungary and Austria; we operate a six-screen theatre in Hungary and an eight-screen theatre in Vienna, Austria.

   We also hold a 50% interest in a joint venture in Italy, entered into on March 13, 1999, with Aurelio De Laurentiis' Filmauro Srl., a leading producer, distributor and exhibitor of motion pictures in Italy. The new venture, known as De Laurentiis Cineplex Srl., plans to develop multiplexes in regions throughout Italy.

   On May 19, 1999, we announced that we entered into a 50/50 joint venture in Turkey with Transturk Holdings A.S. to develop, construct and operate movie theatres throughout Turkey, Romania and the Turkic Republics of the CIS. The new venture, to be known as Odeon Cineplex, plans to develop several multiplex theatres in addition to the 5-screen Profilo Theatre and the 10-screen Migros Theatre (which includes an IMAX(R) theatre) already in operation in Istanbul and Ankara, respectively.

Our U.S. Partners

   Loews Cineplex holds a 50% partnership interest in each of Star Theatres and Magic Johnson Theatres. As of February 29, 2000, these partnerships held interests in and operated 13 locations with a total of 186 screens. The Star theatre locations are concentrated in the metropolitan Detroit, Michigan area. The Magic Johnson theatres are located in densely populated urban areas with predominantly minority populations.

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

 Operating Strategy

   The fundamentals underlying our operating strategy are as follows:

  . actively managing and improving our portfolio;

  . providing a high level of customer service;

  . aggressively controlling operating costs;

  . closely monitoring and managing operations on a daily basis;

  . increasing efficiency through the integration of highly flexible state-of-the-art information systems into our theatre operations; and

  . seeking ancillary revenue streams.

   Key elements of our operating strategy include:

   Continue to Realize Cost Savings and Operating Efficiencies. During fiscal years 1999 and 2000, we realized a significant portion of the anticipated annual cost savings and operating efficiencies (estimated at approximately $30 million) as a result of the Combination by applying Loews Theatres' operating practices and revenue generating programs throughout our combined chain of theatres, eliminating unnecessary overhead and capitalizing on the benefits of a larger number of theatres. These cost savings and operating efficiencies represent ongoing annual savings to be realized by us each year.

   Apply Proven Operating Practices. During fiscal year 2000, we continued implementing our operating strategies which include:

  . expanded concession offerings;

  . implementing employee training and incentive programs which encourage
    "upselling";

  . effective showtime scheduling to reduce congestion in the lobby and concession area enabling us to more efficiently service our patrons;

  . improved customer service; and

  . more efficient concession stand designs.

   Capitalize on Larger Presence in the Market. We believe we can improve operations by realizing cost savings through eliminating unnecessary overhead and by spreading the remaining overhead costs over a larger theatre group. We also anticipate that we will realize additional benefits created by a larger presence in the market. These benefits include:

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

   Focus on Customer Service. Our goal is to be the industry leader in customer service. We want to provide a high level of customer service and convenience, positioning us as the "theatre of choice" for movie-going patrons. We have developed a proven customer service program focused on increasing patronage and generating customer loyalty by improving the overall movie-going experience.

   This program includes:

  . optimizing the scheduling of showtimes to lessen congestion at our theatres;

  . offering more frequent showtimes of popular films; and

  . guaranteeing "next-in-line" service to improve ticket and concession sales.

   We also train our employees to improve service and sales techniques thereby increasing overall concession sales. By serving customers more quickly, we believe that we can increase our concession revenues per patron. To encourage increased patronage, we have established new concession programs, provided a wider selection of concession items and enhanced promotions and merchandising activities. We have also established box office admission discount programs, including bargain matinees, group admissions, and senior citizen and children discounts. In addition, our Passport Ticket Program provides for the purchase of admission tickets at a discount.

   Maintain State-of-the-Art Information Systems. In the three years before the Combination, we upgraded our point-of-sale system at the Loews Theatres circuit and invested in state-of-the-art computer technology at our theater box offices and concession stands. These investments enabled us to increase productivity and manage operating costs more efficiently. Additionally, during the current fiscal year, we substantially completed the integration of the Cineplex Odeon Canadian operating systems including general ledger and related applications, our data receipt system and our executive information system. As a result, we have now substantially completed integrating all North American Cineplex Odeon theatre operations into our system.

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

   Expand Other Revenues. We are continually seeking other potential revenue opportunities in addition to box office and concession revenues. We believe we can be an attractive medium for advertising and joint marketing and promotion efforts, due to our offering access to mass audiences. In fiscal 2000, we had approximately 135 million patrons, with highly attractive demographics. We maintain screen advertising programs in all of our theatres with local and national advertisers. For example, with our broad demographic audience, we have been able to sign a long-term deal to advertise on our U.S. screens, estimated to be worth in excess of $60 million. Additionally, during fiscal year 2000, we entered into a 3 year deal in Spain (through our Yelmo Cineplex joint venture) with an outside third party whereby we receive compensation for on-screen advertising based upon actual attendance levels. We expect Yelmo Cineplex will receive approximately $10 million over the term of this contract. We are continuing to explore additional advertising and marketing programs with other world class consumer product companies in North America and internationally.

   We have also generated additional revenue through the leasing of our theatres for motion picture premieres and screenings, corporate events and private parties. Some of our theatres have earned reputations as the "preferred" theatres for these events given their locations in key urban markets as well as their upscale settings.

   On March 8, 2000, we announced that we and five other major movie theatre companies intend to launch an internet movie portal. This new company will offer remote ticketing services, showtimes, reviews and movie trailers for the movie-going public. We also expect this new company will aggressively pursue emerging technologies such as wireless and in-home ticket printing. We are an equity holder in this new company, sharing in the revenues generated by this new company as well as any appreciation of our equity.

   Motivate Key Employees. We have adopted a broad-based stock incentive plan which is designed to link compensation of management with stockholder return. During fiscal year 2000, we granted options in our common stock to approximately 900 of our employees. Additionally, during fiscal year 2001 the stock option committee of the Board of Directors approved an additional grant of 340,000 options to our employees.

   We provide additional incentives to our theatre staff employees by paying commissions for concession productivity over certain target levels. We also offer benefits such as college tuition assistance designed to attract quality employees, reduce employee turnover and increase operating efficiencies.

 Expansion Strategy and Portfolio Management

   A key component of our business strategy is pursuing significant expansion and upgrades of our theatres including the following elements:

  . develop or acquire additional theatres in the North American and select international markets;

  . expand the number of screens at certain existing theatre locations; and

  . significantly upgrade and modernize existing theatres where appropriate.

  . Upgrade and Expand in North America. During the five years prior to the Combination, Loews Theaters implemented a major theater reconfiguration and expansion program, which we have extended to Cineplex Odeon following the Combination. The essence of the reconfiguration and expansion program is to build/acquire new modern state-of-the-art multi-screen theatres, expand and/or renovate existing theatres where appropriate and close/dispose of old, obsolete and/or unprofitable theatres. This program has increased screens per location from 5.4 at the end of fiscal year 1994 to 7.4 at the end of fiscal year 1998.

   An integral component of our growth plan is our new build theatre program. Overall, our new build theatres have been very successful, generating significant cash flow and a very healthy return on investment. To illustrate, key historical highlights of our new build theatre performance, for theatres opened during fiscal years 1990-1998 (excluding Cineplex Odeon and joint ventures), are as follows:

  . we opened 358 screens at 32 locations at a capital cost of $272.1 million. First year ROI of 17.6%--current ROI of 22.4%;

  . through the end of fiscal 1999, 90% of the $272.1 million capital investment had been recouped from operating cash flow generated by these theatres; and

  . current overall attendance and operating cash flow levels reflect growth of approximately 7.7% and 27.6%, respectively, in comparison to the first full fiscal year of operations.

   In conjunction with this expansion program, we adopted a prototype design for new theatre construction. This prototype has between 16 and 18 screens, depending on the location, with oversized screens, stadium seating, rocking chair seats, state-of-the-art digital sound systems and spacious lobbies. The prototype incorporates state-of-the-art sales technology, and the design, location and size of concession stands in the prototype allow us to operate more efficiently. We believe larger multiscreen theatres are more efficient to operate and provide for greater operating margins and better use of assets. The greater number of screens per theatre provides more effective leverage of fixed costs and staffing levels over a larger revenue base. Multi-screen facilities also allow us to present a variety of films with more frequent showtimes to the movie-going public.

   The quality of our new theatres and their location in major metropolitan locations position them among the top grossing theatres in the U.S. Currently we operate seven theatres which are consistently among the top twenty-five highest grossing theatres in the U.S. according to A.C. Nielsen Company/EDI:

  . the 13-screen flagship Sony Theatres Lincoln Square in New York City, home of the first commercial 3-D IMAX(R) theatre in the United States;

  . the 16-screen Metreon theatre in San Francisco, home of the first commercial 3-D IMAX(R) theatre in San Francisco, California;

  . the 13-screen E-Walk theatre located in the heart of the rejuvenated
    Times Square in New York City;

  . the 20-screen Star Theatre in Southfield, Michigan;

  . the 15-screen Kips Bay theatre in New York City;

  . the 18-screen Universal City at Citywalk, a retail and entertainment complex in Universal City, California; and

  . the 21-screen Palisades Center theatre in West Nyack, New York.

   The following table indicates the number of theatre locations and screens and changes in each as a result of our upgrading and reconfiguration program and the addition of the Cineplex Odeon circuit to the Loews Theatres circuit during the five fiscal years ended February 29, 2000. These figures include screens and locations operated by Star, Magic Johnson and Yelmo Cineplex.

                                       Fiscal Year ended February
                                               28 or 29,
                                      --------------------------------  Five Year
                                      1996   1997  1998   1999   2000     Total
                                      -----  ----  -----  -----  -----  ---------
Screens
Beginning of year.................... 1,030  950     959  1,035  2,881    1,030
  New builds.........................    36   44      92    168    237      577
  Expansions.........................     3   22      12     15      5       57
  J.V. investments--international....   --   --      --     113     22      135
  Combination........................   --   --      --   1,723    --     1,723
  Dispositions.......................  (119) (57)    (28)  (173)  (219)    (596)
                                      -----  ---   -----  -----  -----    -----
Year end.............................   950  959   1,035  2,881  2,926    2,926
                                      =====  ===   =====  =====  =====    =====
Locations
Beginning of year....................   180  154     143    139    423      180
  New builds.........................     3    4       6     12     15       40
  J.V. investments--international....   --   --      --      14      2       16
  Combination........................   --   --      --     312    --       312
  Dispositions.......................   (29) (15)    (10)   (54)   (55)    (163)
                                      -----  ---   -----  -----  -----    -----
Year end.............................   154  143     139    423    385      385
                                      =====  ===   =====  =====  =====    =====
Average screens per location.........   6.2  6.7     7.4    6.8    7.6

   Since the Combination, we have pursued the sale of certain theatres in New York City and Chicago that were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached with the DOJ to permit the Combination. As a result, during the fourth quarter of fiscal 1999, we sold to Cablevision Systems Corporation 33 screens in 12 theatres in New York City, in accordance with the DOJ order, and an additional 14 screens in 4 theatres in the suburban New York area for aggregate cash proceeds of $87.5 million. Approximately $87.2 million of these proceeds was utilized to pay down our Senior Revolving Credit Facility.

   Under the agreement with the DOJ, we were also required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 of these theatre locations to a third party. This transaction was not significant to our operating results or financial position. A portion of these proceeds was utilized to pay down our Senior Revolving Credit Facility. Additionally, under the agreement with the DOJ, we are required to sell the remaining 19 screens at 3 theatre locations in Chicago. No sale of these locations has occurred and, pursuant to the original agreement with the DOJ, a trustee has been appointed to effect the sale of these locations.

   Finally, we continue to close or dispose of certain overlapping theatre locations and underperforming theatres, including older, obsolete theatres that contribute only minimally to cash flow from operations or are operating at a loss. We have targeted a significant number of screens for disposition or closing. While in the aggregate these theatres generate significant revenues, we believe that the disposition or closure of these screens will actually improve our operating cash flow on an ongoing basis. Contractual obligations related to most of these theatre closings have been provided for as part of the cost of acquisition in connection with the Combination.

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

  . Expand Internationally. According to the Baskerville Communications Corporation, the international share of total worldwide box office receipts rose from 43% in 1983 to 63% in 1998. International box office figures are expected to rise by 41% between 1998 and 2007. We believe that the international market offers significant growth opportunities to motion picture exhibitors, particularly through the replication of the multiplexing process currently underway in the domestic arena. Much of the world is underscreened and underserved by poor quality theatres. According to Baskerville Communications Corporation, there were approximately 8,400 people per screen in the U.S. in 1998, compared to an average of approximately 26,500 people per screen in Europe and approximately 69,000 people per screen in Latin America. In the U.S., the average person visits a theatre approximately 5.2 times per year, compared to
2.1 times per year in Europe and only 0.6 times per year in Latin America. The international market has upside potential in that small increases in attendance rates and increased average ticket prices have a dramatic impact in expanding box office receipts.

   In June 1998, we formed the Loews Cineplex International division to develop, construct and operate theatres outside of the U.S. We are currently considering expansion opportunities in selected areas throughout the world that we believe are underscreened and underserved. We have initially targeted selected markets in Western Europe based on the favorable economy, ease of doing business and availability of attractive partners. We intend to identify local partners in targeted international markets with whom management can pursue joint venture opportunities that capitalize on our development and operating expertise and access to capital, and that take advantage of the local partners' established presence and significant local expertise. For the year ended February 29, 2000, our international operations, which primarily represents equity income of our joint ventures, represent less than 1% of our revenues.

   On June 10, 1998, Loews Cineplex and Yelmo Films formed Yelmo Cineplex, a 50/50 joint venture, to develop, construct and operate movie theatres throughout Spain. Yelmo Films is Spain's second largest film exhibition company and its leading builder of state-of-the-art multiplex theatres. Yelmo Cineplex currently owns and operates 130 screens at 15 theatre locations in high-density population areas in Madrid, Catalunya and Galicia. This includes two theatres opened during fiscal year 2000 aggregating 22 screens: the Madrid Sur theatre comprising 9 screens and the Gijon theatre comprising 13 screens. Under the terms of the agreement, Yelmo Films contributed its existing theatre assets to the joint venture. We are contributing cash equal to the agreed value of the assets net of debt on an "as-needed" basis, primarily to fund the construction of new multiplexes. Additionally, our joint venture in Spain is negotiating a revolving credit facility with a group of banks in the amount of 100 million Euros which it expects to have in place by the second quarter of fiscal year 2001. The proceeds of this facility will be used to fund new theatre construction activity and operations in Spain. Yelmo Cineplex expects to add approximately 14 new theatre locations and approximately 190 screens to its existing assets in the next several years. These locations and screens include 6 theatre locations with 75 screens currently under development and commitments for 3 additional theatre locations aggregating 46 screens. The Spanish film exhibition market has experienced strong growth recently, with a 38% increase in box office receipts between 1995 and 1998. In addition to the anticipated increases in box office and concession revenues through the expansion of the Yelmo Cineplex theatre circuit, we are continually seeking other potential revenue opportunities in Spain. To illustrate, during fiscal year 2000 we entered into a three-year deal with an outside third party whereby we receive compensation for on-screen advertising based upon actual attendance levels. We expect Yelmo Cineplex will receive approximately $10 million over the term of this contract.

   On March 13, 1999, we entered into a 50/50 joint venture in Italy with Aurelio De Laurentiis' Filmauro Srl., a leading producer, distributor and exhibitor of motion pictures in Italy. The new venture, known as De Laurentiis Cineplex Srl., plans to develop multiplexes in regions throughout Italy.

   On May 19, 1999, we announced that we entered into a 50/50 joint venture in Turkey with Transturk Holdings A.S. to develop, construct and operate movie theatres throughout Turkey, Romania and the Turkic Republics of the CIS. The new venture, to be known as Odeon Cineplex, plans to develop several multiplex theatres in addition to the 5-screen Profilo Theatre and the 10-screen Migros Theatre (which includes the IMAX theatre) already in operation in Istanbul and Ankara, respectively.

   We also operate a six-screen theatre in Hungary and an eight-screen theatre in Vienna, Austria. We are currently evaluating several other specific international expansion opportunities in Western and Eastern Europe, Latin America and Asia.

  . Pursue Acquisitions and Joint Ventures. We are continually seeking opportunities to acquire theatres with locations that complement our existing locations and provide the opportunity to improve operations through significant cost savings realized through economies of scale.

Theatre Operations

   Nearly all of our screens are located in multiscreen theatres. Our theatres averaged 7.6 screens as of February 29, 2000. We intend to increase this ratio through the construction of larger multiplex or megaplex theatres, by expanding certain existing theatres and by closing smaller theatres. Multiplex theatres enable us to present a variety of films appealing to several segments of the movie-going public, while serving patrons from common facilities (i.e., box office, concession areas, restrooms and lobbies). This strategy improves attendance, enables us to operate more efficiently and uses more of our theatre capacity, all of which enhance revenues and profitability.

   We rely upon advertising and movie schedules in newspapers as well as on our website to inform our patrons of film selections and show times. We also exhibit previews of coming attractions and films presently playing on other screens.

   Additionally, in the future we expect to provide a comprehensive offering of remote ticketing services, showtimes, reviews and movie trailers through an internet movie portal company that we are developing with five other major movie theatre companies.

Competition

   The U.S. motion picture exhibition industry is generally fragmented, with nine large companies owning or operating a majority of screens. The following table presents the nine largest exhibition companies in North America by box office revenue, screens and theatres according to the most recent publicly available information:

                                                    Box Office
Company                                              Revenues  Screens Theatres
--------------------------------------------------- ---------- ------- --------
                                                    (millions)
Loews Cineplex(1)..................................   $729.3    2,926    385
Regal/Act III......................................    690.5    4,413    430
AMC Entertainment..................................    662.2    2,735    233
Cinemark Cinemas...................................    441.4    2,576    248
United Artists Theatres............................    433.1    2,018    283
Carmike Cinemas....................................    336.0    2,848    458
GC Companies.......................................    255.8    1,052    138
Hoyts Cinemas Corp. ...............................      N/A      977    124
National Amusements................................      N/A    1,114    110

--------
(1) Includes 100% of our partnerships.

   In 1999, U.S. motion picture attendance was approximately 1.47 billion which was relatively consistent with the prior year, and box office revenues exceeded $7.49 billion, an 8% increase over 1998. The average ticket price for 1999 was $5.10, an increase of 8% over 1998.

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

  . the ticket price,

  . the quality of projection and sound presentation, and

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

   Exhibitors' primary operating costs include:

  . film costs for licensing rights paid to motion picture distributors,

  . costs of concession products and related supplies and services,

  . labor,

  . occupancy costs, including theatre rents and real estate taxes, and

  . advertising.

  . Relationship Between Motion Picture Production and Distribution and Motion Picture Exhibition. The motion picture exhibition and the motion picture production and distribution industries are closely related. Motion picture theatres are the primary initial distribution channel for new motion picture releases. Theatrical success of a motion picture is often the most important factor in establishing its value in cable television, pay-per-view, videocassette and other markets. At the same time, the ultimate success of an exhibitor's box office depends on the quality, quantity, availability and acceptance by movie-going patrons of the motion picture produced by production companies and licensed to the motion picture exhibitors by distribution companies.

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

  . Universal, which is approximately 92% owned by Seagram,

  . The Walt Disney Company,

  . Warner Bros., which is owned by Time-Warner Inc.,

  . Paramount Pictures, which is owned by Viacom Inc.,

  . Twentieth Century-Fox, which is owned by News Corporation Ltd.,

  . Metro-Goldwyn-Mayer Inc., and

  . Dreamworks.

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

   If there are multiple exhibitors in a film zone, a distributor may require the exhibitors in a zone to bid for a film or may allocate its films among them. When films are allocated, a distributor will choose which exhibitor is offered a film and the exhibitor will negotiate film rental terms directly with the distributor. Over the past several years, distributors have predominantly favored the allocation over the bidding process to license their films.

   It is also important to note that the distribution of film product in Canada is based on historical relationships that result in the two major exhibitors (us and Famous Players) playing product from specific suppliers. As a result, there can be large fluctuations from year-to-year in box office revenue performance based on the strength of a particular studio's film product. Even though this situation has changed moderately over the last two years, the traditional relationships still hold in most of the major markets. One of the challenges faced by us is to balance existing relationships with distributors in order to receive the broadest mix of film product for our theatres in Canada.

Current Exhibition Industry Environment

   During the past five years, the annual North American theatre attendance level has experienced a gradual increase from 1 billion to over 1.4 billion patrons and a steady increase in ticket prices driving the industry-wide box office from $5.0 billion in 1990 to over $7.5 billion in 1999. The types of theatres generating this increase have changed dramatically as there has been a shift in movie-going from the older, smaller theatres to newly constructed larger, state-of-the-art facilities. As a result, the U.S. exhibition industry is currently experiencing a new wave of dramatic changes with the advent of megaplex theatres and shifts in distribution patterns, leading to consolidation in the industry. These changes are creating increased competition, increased challenges and increased opportunities as exhibitors seek to increase market share in vulnerable markets. Due to their ability to play virtually all releases, megaplex theatres have had a significant impact in locations where they have opened. We are an active participant in this market. Our optimal megaplex theatre size is approximately 16 to 18 screens, which gives us the ability to play all important releases and the flexibility to offer multiple show times for releases in the greatest demand. Unfortunately, the industry screen growth related to the megaplex build-out has been irrational at times, focused on growth in revenues and screens as opposed to cash flow, and has not been accompanied by the disposal or closure of older, obsolete screens. The significant decay of older theatres and the underperformance of many new builds have put pressure on industry-wide operating results, operating margins, certain covenant requirements under bank facilities and the market price of our and other exhibitors' stock. The future success of the industry will be dependent on higher quality new builds, the availability of capital to fund expansion, and the aggressive disposition of older, obsolete theatres.

   In addition, distributors have changed release patterns over the past several years, opening films with significant box office potential on an increasing number of screens and reducing the "zones of exclusivity" previously held by distributors. The number of screens for a wide film release has increased significantly, and while major film releases may have the same number of play dates, the run has been compressed onto a larger number of screens in a shorter period of time. The pressure on distributors to make a significant impact in the opening weekend for certain films has led to distributors' willingness to play films on screens in closer proximity to maximize initial box office results which are at high film rent terms to the exhibitor. This quick "burn off" of film has resulted in an industry-wide increase in film cost over the past several years. As previously mentioned, it is important that the number of older, obsolete industry-wide screens be reduced significantly to relieve some of the current pressure being experienced related to film terms.

   Despite these negative developments, we believe that our new build program will continue to provide attractive opportunities for us and will be the primary driver of our continued future growth. Our growth plan is predicated upon a "measured approach" based upon moderate expansion on a fiscally responsible basis. We are very cautious and deliberate in selecting our new build properties; our goal is to build highly profitable modern theatres that will "withstand the test of time". As previously mentioned in the "Upgrade and Expand in North America" section, we have a strong track record in terms of our historical new build theatre locations exemplified by the strong performance of these theatres. We also recognize that our ability to maintain our new build program depends on the availability of satisfactory financing which in turn is followed by our ability to achieve satisfactory levels of cash flow. While we strongly believe in our new build program, we also recognize that there needs to exist a corresponding shift in the industry as older, smaller theatres are disposed of or closed. As a result, we have targeted in the past and continue to target a significant number of screens for disposition or closure.

Segment Information

   See Note 12 to our Consolidated Financial Statements included in the 2000 Annual Report to Stockholders which is incorporated by reference.

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

   Motion picture exhibitors are also subject to certain U.S. and Canadian federal, state, provincial and local laws governing such matters as construction, renovation and operation of their theatres, employee wages and working conditions, and health and sanitation regulations. We believe all of our theatres are in compliance with these requirements. We are also subject to the evolving laws and increased public attention on the accessibility of our theatres to persons with physical disabilities.

Employees

   As of February 29, 2000, we employed approximately 16,300 employees, including approximately 2,000 full-time and 14,300 part-time employees. Our employment levels are generally directly related to seasonal changes in business activity. We are a party to collective bargaining agreements with 35 unions, of which approximately 1,700 employees are members. We believe that our employee relations are generally good.

Cautionary Notice Regarding Forward Looking Statements

   This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Annual Report on Form 10-K, other than statements of historical facts, may constitute forward-looking statements. Although we believe that the expectations reflected in such forward looking statements are reasonable, we cannot be assured that the expectations will prove to be correct. Important factors that could cause results to differ materially from our expectations are disclosed below. All forward-looking statements are expressly qualified in their entirety by these cautionary statements.

Factors That May Affect Future Performance

   In addition to other factors and matters previously mentioned, in our view, the following items could cause results to differ materially from those discussed in forward-looking statements:

  . the effect of economic conditions on a national, regional or international basis;

  . competitive pressures in the motion picture exhibition industry;

  . the financial resources of, and films available to, us and our competitors;

  . changes in laws and regulations, including changes in environmental and disabilities laws and changes in accounting standards;

  . our high debt levels, which may reduce our operating flexibility, may impair our ability to obtain financing and may make us more vulnerable in a downturn;

  . our ability to execute successfully our foreign expansion plans;

  . the interests of our two major shareholders, Sony Pictures and Universal, each of which produces and distributes motion pictures; and

  . opportunities that may be presented to and pursued by us.

   See the Liquidity and Capital Resources section and the Outlook section included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 48 to 52 of our 2000 Annual Report to Stockholders, which is incorporated by reference in this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

   At February 29, 2000, Loews Cineplex, including Star, Magic Johnson and Yelmo Cineplex theatres, operated or had interests in 2,926 screens in 385 theatres, of which 35 theatres were owned by us, 346 theatres were leased and 4 theatres were subject to management arrangements. Our leases are entered into on a long-term basis. The lease terms generally range from 20 to 40 years and contain various renewal options, generally in intervals of 5 to 10 years. Theatre leases provide for the payment of a fixed annual rent and, sometimes, a percentage of box office receipts or total theatre revenue. The following tables show the locations of our screens at February 29, 2000, including our partnerships' theatres.

                                 United States
--------------------------------------------------------------------------------
State                                                          Screens Locations
-------------------------------------------------------------- ------- ---------
Arizona.......................................................     33       4
California....................................................     79       8
Connecticut...................................................     40       4
District of Columbia..........................................     30       9
Florida.......................................................     27       2
Georgia.......................................................     12       1
Idaho.........................................................     20       4
Illinois......................................................    320      45
Indiana.......................................................     51       5
Kentucky......................................................      9       2
Maryland......................................................    134      19
Massachusetts.................................................     93      10
Michigan......................................................    135       9
Minnesota.....................................................     15       3
New Hampshire.................................................     12       2
New Jersey....................................................    206      20
New York......................................................    282      41
Ohio..........................................................     32       2
Pennsylvania..................................................     27       2
Texas.........................................................    169      18
Utah..........................................................     62      11
Virginia......................................................     41       6
Washington....................................................    120      18
                                                                -----     ---
  Total.......................................................  1,949     245
                                                                =====     ===

                                     Canada
--------------------------------------------------------------------------------
Province                                                       Screens Locations
-------------------------------------------------------------- ------- ---------
Alberta.......................................................   129       17
British Columbia..............................................    67       11
Manitoba......................................................    13        3
Ontario.......................................................   391       56
Quebec........................................................   201       31
Saskatchewan..................................................    27        4
                                                                 ---      ---
  Total.......................................................   828      122
                                                                 ===      ===

                                 International
--------------------------------------------------------------------------------
Country                                                        Screens Locations
-------------------------------------------------------------- ------- ---------
Spain.........................................................    130      15
Austria.......................................................      8       1
Hungary.......................................................      6       1
Turkey........................................................      5       1
                                                                -----     ---
  Total.......................................................    149      18
                                                                -----     ---
  Grand Total.................................................  2,926     385
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

   Since the Combination, we pursued the sale of certain theatres in New York City and Chicago that were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached to permit the merger of Loews Theatres with Cineplex Odeon. As a result, during the fourth quarter of fiscal 1999, we sold to Cablevision Systems Corporation 33 screens in 12 theatres in New York City, in accordance with the DOJ order, and an additional 14 screens in 4 theatres in the suburban New York area for aggregate cash proceeds of $87.5 million. Approximately $87.2 million of these proceeds was used to pay down our Senior Revolving Credit Facility.

   Under the agreement with the DOJ, we were also required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 of these theatre locations to a third party. This transaction was not significant to our operating results or financial position. A portion of these proceeds was utilized to pay down our Senior Revolving Credit Facility. Additionally, under the agreement with the DOJ, we are required to sell the remaining 19 screens at 3 theatre locations in Chicago. No sale of these locations has occurred and, pursuant to the original agreement with the DOJ, a trustee has been appointed to effect the sale of these locations.

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

   One of our leased drive-in theatres and one formerly leased drive-in theatre, both in the State of Illinois, are located on properties on which third parties disposed of, or may have disposed of, substantial quantities of construction debris, auto shredder residue and other debris. Such material may contain hazardous substances. One of these properties is the subject of an action, filed in August 1998 in the Circuit Court of Cook County, Illinois by the Illinois Attorney General's office seeking civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and groundwater testing and remediation, if necessary. Our range of probable liability with respect to this action cannot be reasonably estimated at this time due to several unknown factors, including the scope of contamination at the theatre property, the likelihood of any particular remedial action being required, the allocation of liability, if any, to other responsible parties, and the ability of such parties to satisfy their share of such liability. We will continue to evaluate future information and developments with respect to conditions at the theatre property and will periodically reassess any liability accordingly. Based on the foregoing, there can be no assurance that our liability, if any, in connection with this action will not be material.

Six West Retail Acquisition, Inc.

   On July 24, 1997, Six West Retail Acquisition, Inc., a real estate development company, initiated a lawsuit against us and some of our affiliates in the U.S. District Court for the Southern District of New York, seeking injunctive relief and unspecified monetary damages. Six West alleges that we have violated federal antitrust laws by engaging in block booking agreements and monopolizing the motion picture exhibition market in New York City. Six West owns or leases the Paris and New York Twin theatres in Manhattan. The Paris theatre was managed by one of our subsidiaries under an oral management agreement that has been terminated. The New York Twin theatre is managed by one of our subsidiaries under a written management agreement. Six West also alleges that we violated our contractual and fiduciary responsibilities in managing the two theatres. On December 3, 1997, Six West filed an amended complaint asserting similar claims with respect to the Festival Theatre which was operated by one of our subsidiaries until it was closed in 1994. All of the defendants moved to dismiss the amended complaint by motion dated January 8, 1998. The court decided both motions in a memorandum opinion and order dated March 8, 2000. The court granted defendants' motion to dismiss the contract claims against the individual non-corporate defendants and a portion of one claim against Loews. The court denied the motion with respect to the remainder of the amended complaint and the non-Loews corporate defendants. Discovery in the action is still in progress. We believe that Six West's claims are without merit and intend to oppose them vigorously.

ADA Litigation

   The Department of Justice, in coordination with the New York City Commission on Human Rights, is currently investigating Cineplex Odeon's theatres in New York City with respect to its compliance with the ADA and the New York City Human Rights Law. The Department of Justice has alleged that its investigation has identified numerous violations of the ADA. We have opposed, and will continue to vigorously oppose the allegations and claims of the Department of Justice with respect to the compliance of these theatres under the ADA. However, we cannot guarantee that the remediation costs relating to the ADA will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

EXECUTIVE OFFICERS OF LOEWS CINEPLEX

   The following executive officers of Loews Cineplex hold the offices indicated until their successors are chosen and qualified.

                                                                        Position, Principal Occupation,
          Name, Age and Position with Loews Cineplex                 Business Experience and Directorships
          ------------------------------------------                 -------------------------------------
 Lawrence J. Ruisi................................ 52         Mr. Ruisi has been President and Chief Executive
                   .President                                 Officer of Loews Cineplex since May 1998. Mr.
                   .Chief Executive Officer                   Ruisi was President of Sony Retail Entertainment
                   .Director                                  Inc. from September 1994 until May 1998. Mr. Ruisi
                     since May 1998                           also served as Executive Vice President of Sony
                                                              Pictures from 1990 through May 1998. In these
                                                              capacities, Mr. Ruisi was responsible for
                                                              oversight of Sony Pictures' theatrical exhibition
                                                              group, including the Loews Theatres, Star Theatres
                                                              and Magic Johnson Theatres circuits.

 Allen Karp....................................... 59         Mr. Karp has served as Chairman and Chief
                   .Chairman and CEO of                       Executive Officer of Cineplex Odeon Canada since
                     Cineplex Odeon Canada                    May 1998. From May 1993 until May 1998, Mr. Karp
                   .Director                                  served as President and Chief Executive Officer of
                     since May 1998                           Cineplex Odeon Corporation.

 Travis Reid...................................... 46         Mr. Reid served as President of Loews Theatres
                   .President, North                          from October 1996 until May 1998 and, for the
                     American Operations                      preceding year, served as Executive Vice
                     since May 1998                           President-Film Buying of Loews Theatres. As
                                                              Executive Vice President of Loews Theatres, Mr.
                                                              Reid was involved in all aspects of the circuit's
                                                              strategic planning, corporate development and
                                                              expansion. For the three years prior to 1995, Mr.
                                                              Reid served as Senior Vice President of Film.
                                                              Prior to joining Loews Theatres in 1991, Mr. Reid
                                                              served as Vice President of Film for General
                                                              Cinema's Midwestern, Southwestern and Western
                                                              regions.

 J. Edward Shugrue................................ 50         Mr. Shugrue has served as President of Loews
                   .President,                                Cineplex International since June 1998. From 1996
                     Loews Cineplex International             until June 1998, Mr. Shugrue served as a senior
                     since June 1998                          corporate executive of Sony Pictures' Corporate
                                                              Development Group where he was responsible for
                                                              identifying and developing growth opportunities
                                                              for Sony Pictures in international markets. From
                                                              1987 to 1996, Mr. Shugrue served as President of
                                                              Columbia TriStar Film Distributors International,
                                                              the international theatrical arm of Sony Pictures.

                                                                          Position, Principal Occupation,
          Name, Age and Position with Loews Cineplex                   Business Experience and Directorships
          ------------------------------------------                   -------------------------------------
 John J. Walker................................... 47           Mr. Walker served as Senior Vice President and
                   .Senior Vice President,                      Chief Financial Officer of Loews Theatres, from
                     Chief Financial Officer                    1990 until May 1998. From 1988 to 1990, Mr. Walker
                   .Treasurer                                   served as Vice President-Controller of Loews
                     since May 1998                             Theatres. Mr. Walker is responsible for overseeing
                                                                all aspects of financial reporting, budgeting,
                                                                internal auditing, management information systems,
                                                                treasury, risk management and insurance.
                                                                Mr. Walker is a certified public accountant and is
                                                                a member of the American Institute of Certified
                                                                Public Accountants and the New York State Society
                                                                of Certified Public Accountants.

 John C. McBride, Jr. ............................ 44           Mr. McBride served as Senior Vice President, Legal
                   .Senior Vice President,                      Affairs of Sony Pictures, from 1996 to 1998. From
                     General Counsel                            1992 to 1996, Mr. McBride served as Vice
                     since May 1998                             President, Legal Affairs of Sony Pictures. From
                                                                1990 to 1992, Mr. McBride served as Assistant
                                                                General Counsel of Sony Pictures.

 Joseph Sparacio.................................. 40           Mr. Sparacio served as Vice President of Finance
                   .Vice President, Finance                     and Controller of Loews Theatres, from 1994 to May
                     and Controller                             1998. From 1990 to 1994, Mr. Sparacio served as
                     since May 1998                             Controller of Loews Theatres. Prior to joining
                                                                Loews Theatres, Mr. Sparacio spent eight years
                                                                with the New York City office of the independent
                                                                accounting firm of Ernst & Young where he was a
                                                                Senior Manager of Audit. Mr. Sparacio is a
                                                                certified public accountant and is a member of the
                                                                American Institute of Certified Public Accountants
                                                                and the New York State Society of Certified Public
                                                                Accountants.

 Mindy Tucker..................................... 40           Ms. Tucker served as Senior Vice President of
                   .Corporate Vice President,                    Development and Planning for Sony Retail
                     Strategic Planning                         Entertainment, from 1996 to May 1998. From 1994 to
                   .Secretary                                   1996, Ms. Tucker served as Vice President of
                     since May 1998                             Business Development for Sony Retail
                                                                Entertainment. From 1992 to 1994, Ms. Tucker
                                                                served as Vice President of Corporate Strategy and
                                                                Planning of Sony Pictures.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the New York and Toronto Stock Exchanges. As of May 10, 2000 there were approximately 10,500 holders of record of our Common Stock. Additional information required by this item is incorporated by reference from page 73 of the 2000 Annual Report to Stockholders.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

   The selected historical financial data and selected key operating statistics for the five years ended February 29, 2000, which appear on pages 43 to 45 of the 2000 Annual Report to Stockholders, is incorporated by reference in this Form 10-K Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended February 29, 2000, which appear on pages 46 to 53 of the 2000 Annual Report to Stockholders, is incorporated by reference in this Form 10-K Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Loews Cineplex has limited exposure to financial market risks, including changes in interest rates, movement in foreign currency exchange rates and other relevant market prices.

   An increase or decrease in interest rates would affect interest costs relating to our variable rate senior credit facilities. However, a portion of these facilities are hedged through interest rate swap agreements. At February 29, 2000, the amount outstanding under our senior credit facility was $530 million and the notional amount of our interest rate hedges was $250 million. These amounts approximate fair value. The senior credit facility has a five year term with interest priced at the bank base rate or LIBOR, at our option. The weighted average interest rate as of February 29, 2000 was 7.48%. Generally, there is no required amortization of this credit facility prior to maturity. Our swaps have terms of four years.

   We are exposed to market risk arising from changes in foreign currency exchange rates as a result of international operations. See Item 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 46 to 53 of the 2000 Annual Report to Stockholders, incorporated by reference in this Form 10-K Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of Loews Cineplex together with the report thereon of PricewaterhouseCoopers LLP dated May 1, 2000, appearing on pages 54 to 72 of the 2000 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning the directors of Loews Cineplex is contained in, and incorporated by reference from, our Proxy Statement for the 2000 Annual Meeting of Stockholders. The balance of the response to this item is contained in the discussion entitled Executive Officers of Loews Cineplex in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

   Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the headings Stock Ownership and Stockholders Agreement in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the headings Related Transactions and Stockholders Agreement in our Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this report:

(1)Financial Statements

                                                      Page(s) in Annual Report*
                                                      -------------------------
  Consolidated Balance Sheet at February 29, 2000 and
   February 28, 1999.................................            54
  Consolidated Statement of Operations for the years
   ended February 28 or 29, 2000, 1999 and 1998......            55
  Consolidated Statement of Changes in Stockholders'
   Equity for the years ended February 28 or 29,
   2000, 1999 and 1998...............................            56
  Consolidated Statement of Cash Flows for the years
   ended February 28 or 29, 2000, 1999 and 1998......            57
  Notes to Consolidated Financial Statements.........         58 to 71
  Report of Independent Accountants..................            72

(2)Financial Statement Schedules:

  Report of Independent Accountants on Financial Statement Schedules.
   For each of the three years in the period ended February 29, 2000
  II. Valuation and Qualifying Accounts

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
  --------
  *Incorporated by reference from the indicated pages of the 2000 Annual Report to Stockholders.

(3)Exhibits:

    2.1(1)  Amended and Restated Master Agreement among Sony Pictures Entertainment Inc., Registrant and
            Cineplex Odeon Corporation dated as of September 30, 1997.
    2.2(2)  Amending Agreement dated May 14, 1998.
    2.3(1)  Subscription Agreement by and between Registrant and Universal Studios, Inc. dated as of September
            30, 1997.
    2.4(1)  Plan of Arrangement.
    3.1(2)  Amended and Restated Certificate of Incorporation of Registrant.
    3.2(3)  Amended and Restated By-laws of Registrant.
   10.1(1)  Amended and Restated Stockholders Agreement among Registrant, Sony Pictures Entertainment Inc.,
            Universal Studios, Inc., The Charles Rosner Bronfman Family Trust and Other Parties thereto dated as of September 30, 1997.
   10.2(2)  Tax Sharing and Indemnity Agreement, dated May 14, 1998, by and among Registrant and Sony
            Corporation of America.
   10.3(2)  Sony Trademark Agreement, dated May 14, 1998, by and among Registrant and Sony Corporation of
            America.
   10.4(2)  Transition Services Agreement, dated May 14, 1998, among Registrant, Sony Corporation of America and
            Sony Pictures Entertainment, Inc.
   10.5(2)  Sony Entertainment Center Lease made as of May 9, 1997 between SRE San Francisco Retail Inc. and
            Loews California Theatres Inc. (portions of such exhibit have been filed separately with the SEC under an application for confidential treatment pursuant to Rule 83 of the SEC Rules on
            Organization, Conduct and Ethics, and Information and Regulation (17 CFR (S) 200.83)).

   10.6(2)    Sony YBG Entertainment Center Tenant Work Agreement.
   10.7(1)    Form of Director Indemnification Agreement.
   10.8(1)    Loews Cineplex Entertainment Corporation Amended and Restated 1997 Stock Incentive Plan.
   10.9(2)    Credit Agreement, dated as of May 14, 1998, among Registrant, as Borrower, the lenders listed therein, as Lenders, Bankers Trust Company, as Administrative Agent and Co-Syndication Agent, and
              Bank of America NT&SA, The Bank of New York and Credit Suisse First Boston, as Co-Syndication
              Agents.
   10.9.1(6)  First Amendment to Credit Agreement, dated as of February 29, 2000.
   10.10(4)   Indenture, dated as of August 5, 1998, by and among Registrant and Bankers Trust Company, as
              Trustee.
   10.11(2)   Agreement between Registrant and Lawrence J. Ruisi, dated April 30, 1998.
   10.13(5)   Agreement between Cineplex Odeon Corporation and Allen Karp, dated August 18, 1999.
   10.15(6)   Agreement between Registrant and Seymour H. Smith, dated November 1, 1999.
   10.16(6)   Agreement between Registrant and Travis Reid, dated May 1, 1998.
   10.17(1)   Agreement between Registrant and Joseph Sparacio, dated August 20, 1994, including Term Extension
              Letter dated March 5, 1997.
   10.18(1)   Agreement between Registrant and John J. Walker, dated June 1, 1993, including Term Extension Letter dated March 5, 1997.
   10.19(6)   Agreement between Registrant and John C. McBride, Jr., dated January 19, 1998.
   10.20(6)   Agreement between Registrant and Mindy Tucker, dated December 15, 1997.
   10.21(3)   Letter Agreement between Registrant and J. Edward Shugrue, dated December 15, 1997.
   21.1       Subsidiaries of the Registrant.
   23.1       Consent of PricewaterhouseCoopers LLP
   27.1       Financial Data Schedule (for SEC use only)
   99         Financial Statement Schedule

  --------
  (1) Incorporated by reference from Loews Cineplex's Registration Statement on Form S-4 filed on February 13, 1998, Commission file number 333-46313.
  (2) Incorporated by reference from Loews Cineplex's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, as amended, Commission file number 1-14099.
  (3) Incorporated by reference from Loews Cineplex's Registration Statement on Form S-1 filed on June 15, 1998, as amended, Commission file number 333-56897.
  (4) Incorporated by reference from Loews Cineplex's Registration Statement on Form S-4 filed on October 13, 1998, Commission file number 333-64883.
  (5) Incorporated by reference from Loews Cineplex's Quarterly Report on Form 10-Q for the period ended August 31, 1999, Commission file number 1-14099.
  (6) Filed herewith.

(b) Form 8-K: No reports on Form 8-K were filed by Registrant during the quarter ended February 29, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LOEWS CINEPLEX ENTERTAINMENT
                                          CORPORATION (Registrant)

Dated: May 25, 2000

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

                 Signature                           Title                  Date
                 ---------                           -----                  ----


           /s/ Lawrence J. Ruisi            President, Chief            May 25, 2000
___________________________________________  Executive Officer and
             Lawrence J. Ruisi               Director (Principal
                                             Executive Officer)


            /s/ John J. Walker              Senior Vice President,      May 25, 2000
___________________________________________  Chief Financial Officer
              John J. Walker                 and Treasurer
                                             (Principal Financial
                                             Officer)

            /s/ Joseph Sparacio             Vice President, Finance     May 25, 2000
___________________________________________  and Controller
              Joseph Sparacio                (Principal Accounting
                                             Officer)

            /s/ George A. Cohon             Director                    May 25, 2000
___________________________________________
              George A. Cohon

              /s/ Nora Ephron               Director                    May 25, 2000
___________________________________________
                Nora Ephron

              /s/ Mel Harris                Director                    May 25, 2000
___________________________________________
                Mel Harris

            /s/ Andrew Hauptman             Director                    May 25, 2000
___________________________________________
              Andrew Hauptman

           /s/ Ronald N. Jacobi             Director                    May 25, 2000
___________________________________________
             Ronald N. Jacobi

              /s/ Allen Karp                Director                    May 25, 2000
___________________________________________
                Allen Karp

           /s/ Kenneth Lemberger            Director                    May 25, 2000
___________________________________________
             Kenneth Lemberger

               /s/ Ron Meyer                Director                    May 25, 2000
___________________________________________
                 Ron Meyer

                 Signature                           Title                  Date
                 ---------                           -----                  ----


              /s/ Yuki Nozoe                Director                    May 25, 2000
___________________________________________
                Yuki Nozoe


             /s/ Karen Randall              Director                    May 25, 2000
___________________________________________
               Karen Randall

            /s/ Hellene Runtagh             Director                    May 25, 2000
___________________________________________
              Hellene Runtagh

             /s/ Bedi A. Singh              Director                    May 25, 2000
___________________________________________
               Bedi A. Singh

            /s/ Howard Stringer             Director                    May 25, 2000
___________________________________________
              Howard Stringer

           /s/ William A. Sutman            Director                    May 25, 2000
___________________________________________
             William A. Sutman

         /s/ Mortimer B. Zuckerman          Director                    May 25, 2000
___________________________________________
           Mortimer B. Zuckerman

                      SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth Selected Historical Financial Data for Loews Cineplex Entertainment Corporation ("we", "us" and "our") for the five fiscal years ended February 29, 2000 and has been derived from our annual consolidated financial statements. The Selected Historical Financial Data and Selected Key Operating Statistics should be read in conjunction with the separate consolidated financial statements and notes thereto of Loews Cineplex Entertainment Corporation and our "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this annual report. Further, the Selected Historical Financial Data includes the financial results of Cineplex Odeon Corporation ("Cineplex Odeon") for the period from May 15, 1998 to February 29, 2000. Cineplex Odeon became our subsidiary on May 14, 1998.


                                                              YEAR ENDED FEBRUARY 28 OR 29,
                                                              -----------------------------

                                              2000          1999          1998          1997          1996
                                           -----------   -----------   -----------   -----------   -----------

                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
INCOME STATEMENT DATA:
Box Office                                 $   647,774   $   587,078   $   296,933   $   273,498   $   264,585
Concession                                     243,511       228,332       104,009        90,643        84,358
Other                                           39,138        35,750        12,568        11,204        10,153
                                           -----------   -----------   -----------   -----------   -----------

Total Operating Revenue                        930,423       851,160       413,510       375,345       359,096
                                           -----------   -----------   -----------   -----------   -----------

Theatre operations and other expenses
 (including concession costs)                  732,957       654,503       307,568       282,480       277,375
General and administrative                      53,031        47,882        28,917        21,447        20,282
Depreciation and amortization                  113,047        90,720        52,307        44,576        41,273
Loss on sale/disposals of theatres               8,388         4,532         7,787         9,951         7,249
Interest expense                                72,728        57,216        14,319        14,776        15,376
Income tax expense                               1,662         2,187         2,751         2,295           309
                                           -----------   -----------   -----------   -----------   -----------

Net loss                                   $   (51,390)  $    (5,880)  $      (139)  $      (180)  $    (2,768)
                                           ===========   ===========   ===========   ===========   ===========

Loss per common share:
  basic and diluted                       $       (.88)  $      (.12)  $      (.01)  $      (.01)  $      (.14)
Weighted average shares and
equivalent outstanding(A):
  Basic                                     58,622,646    47,834,541    20,472,807    20,472,807    20,472,807
  Diluted                                   58,622,646    47,834,541    20,472,807    20,472,807    20,472,807

BALANCE SHEET DATA (AT PERIOD END):
 Cash, equivalents and investments         $    31,735   $    48,174   $     9,064   $     2,160   $     2,390
 Property, equipment and leaseholds        $ 1,218,334   $ 1,119,977   $   609,152   $   613,692   $   602,435
 Total assets                              $ 1,907,389   $ 1,806,201   $   728,551   $   721,372   $   715,810
 Total long-term obligations (including
  debt)                                    $ 1,074,736   $   943,811   $   336,526   $   339,206   $   333,268
 Total liabilities                         $ 1,288,587   $ 1,140,905   $   404,040   $   396,722   $   390,980
 Stockholders' equity                      $   618,802   $   665,296   $   324,511   $   324,650   $   324,830

CASH FLOW STATEMENT DATA:
 Cash flow provided by operating
  activities                               $    57,097   $    82,711   $    64,185   $    47,976   $    46,326

(A) Restated in all periods presented to reflect impact of a stock dividend declared on February 5, 1998.

Selected Key Operating Statistics

The table below sets forth unaudited Selected Key Operating Statistics for us as of and for each of the periods indicated. Management views these statistics as key financial measures and believes that certain investors find them useful in analyzing companies in the motion picture exhibition industry. No one measure is more meaningful than another and our management uses these measures collectively to assess operating performance. In order to arrive at a more meaningful presentation of financial operating data related to our productivity and performance, except as otherwise noted, all amounts below include 100% of the operating results of the Loeks-Star Theatres ("LST"), the Magic Johnson Theatres ("MJT") and the Yelmo Cineplex de Espana ("Yelmo") partnerships in which we have a 50% interest. Further, the Selected Key Operating Statistics include data for Cineplex Odeon for the period from May 15, 1998 to February 29, 2000. Cineplex Odeon became our subsidiary on May 14, 1998.

                                                                                 YEAR ENDED FEBRUARY 28 OR 29,
                                                                                 -----------------------------
                                                                                          (UNAUDITED)

                                                                     2000        1999        1998        1997        1996
                                                                   ----------   ---------   ---------   ---------   ---------

                                                                   (IN THOUSANDS, EXCEPT LOCATIONS, SCREENS AND PER PATRON DATA)
CASH FLOW STATEMENT DATA(1):

Net cash provided by operating activities                          $   57,097   $  82,711   $  64,185   $  47,976   $  46,326
Net cash used in investing activities                              $ (218,503)  $ (91,741)  $ (51,439)  $ (53,254)  $ (34,690)
Net cash provided/(used) by financing
 activities                                                        $  144,967   $  48,140   $  (5,842)  $   5,048   $ (14,005)
Capital Expenditures (included in investing
activities noted above)                                            $  185,350   $ 147,198   $  42,431   $  60,920   $  51,987



OPERATING DATA:

Locations operated at period end                                          385         423         139         143         154
Screens operated at period end                                          2,926       2,881       1,035         959         950
Screens per location                                                      7.6         6.8         7.4         6.7         6.2
Attendance                                                            135,281     126,605      58,387      53,133      53,544
Total revenues                                                     $1,047,146   $ 947,401   $ 480,437   $ 421,613   $ 400,412
Revenues per screen(2)                                             $   359.60   $  389.84   $  464.19   $  439.64   $  421.49
Revenues per location(2)                                           $ 2,579.18   $2,554.45   $3,456.38   $2,948.34   $2,600.08
EBITDA(3)                                                          $  136,047   $ 144,243   $  69,238   $  61,467   $  54,190
Total EBITDA(4)                                                    $  165,590   $ 163,166   $  86,643   $  78,273   $  68,177
Partners' share of Total EBITDA                                    $   11,316   $   8,538   $   6,339   $   4,853   $   4,800
Attributable EBITDA(4)                                             $  154,274   $ 154,628   $  80,304   $  73,420   $  63,377
Total EBITDA per screen(2)                                         $    56.86   $   67.12   $   83.71   $   81.62   $   71.77
Total EBITDA per location(2)                                       $   407.86   $  439.80   $  623.33   $  547.36   $  442.71
Total EBITDA per patron                                            $     1.22   $    1.29   $    1.48   $    1.47   $    1.27
Box Office  revenue per patron                                     $     5.39   $    5.18   $    5.91   $    5.79   $    5.52
Concession revenue per patron                                      $     2.05   $    2.03   $    2.14   $    1.98   $    1.82
Concession  margin                                                       84.1%       84.4%       84.5%       82.8%       80.9%
Ratio of Total EBITDA to Total Revenue                                   15.8%       17.2%       18.0%       18.6%       17.0%

(1) Cash flow statement data includes cash flows from long-term investments in the partnerships to the extent of our equity interests.

(2) All per screen and location ratios are calculated based upon screens and locations as of period end and include the LST, MJT and Yelmo partnerships, except for fiscal years 1999 and 2000 which are calculated using a weighted average number of screens and locations. The use of weighted average amounts in fiscal years 1999 and 2000 is due to the inclusion of the operations of Cineplex Odeon for the period subsequent to May 14, 1998 and the significant number of theatre disposals and newly opened theatres in each of these periods. Use of weighted average number of screens and locations for the remaining historical data would not result in substantially different data in comparison to the information presented.

(3)  EBITDA consists of earnings before interest, income taxes, depreciation and
     amortization, including equity earnings from   investments in the LST, MJT
     and Yelmo partnerships. EBITDA should not be construed as an alternative to measuring operating results or cash flows under U.S. GAAP. In addition, the EBITDA measure presented herein may not be comparable to similarly titled measures reported by other companies.

(4) Total EBITDA consists of EBITDA plus gains/losses on sale/disposals of theatres and 100% of the operating results of our partnerships. We believe that Total EBITDA is an important measure, in addition to cash flow from operations and EBITDA, in viewing our overall liquidity and borrowing capacity.

  A reconciliation of EBITDA to Modified EBITDA, Total EBITDA and Attributable EBITDA follows:

                                                       YEAR ENDED FEBRUARY 28 OR 29,
                                                       -----------------------------
                                                                (UNAUDITED)
                                            2000      1999            1998         1997      1996
                                           --------  --------        -------      -------   -------

                                                                (IN THOUSANDS)
  EBITDA (as defined above)                $136,047  $144,243        $69,238      $61,467   $54,190
  ADD: Loss on sale/disposals of
   theatres                                   8,388     4,532          7,787        9,951     7,249
                                           --------  --------        -------      -------   -------
  Modified EBITDA, including
   equity earnings                          144,435   148,775         77,025       71,418    61,439
  LESS: Equity earnings included
   in EBITDA                                  1,477     2,685          3,060        2,851     2,862
  ADD: EBITDA from partnerships              22,632    17,076         12,678        9,706     9,600
                                           --------  --------        -------      -------   -------
  Total EBITDA                              165,590   163,166         86,643       78,273    68,177
  LESS: Partners' share of Total EBITDA      11,316     8,538          6,339        4,853     4,800
                                           --------  --------        -------      -------   -------
  Attributable EBITDA                      $154,274  $154,628        $80,304      $73,420   $63,377
                                           ========  ========        =======      =======   =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of the Loews Cineplex Entertainment Corporation ("we", "us" and "our") financial condition and operating results should be read in conjunction with our Selected Historical Financial Data and our audited consolidated financial statements for the three years ended February 29, 2000. The information presented below includes the results of Cineplex Odeon Corporation ("Cineplex Odeon"), which became our wholly owned subsidiary as of May 14, 1998 (the "Combination"), for the period from May 15, 1998 through February 29, 2000 and does not include any results prior to that time unless otherwise noted. Where noted, pro forma results compare results for the nine months ended February 28, 1999 to the nine months ended February 28, 1998 for Cineplex Odeon. In addition, where noted, for a more meaningful comparison, we have referred to the operating performance of theatres we were required to sell, pursuant to an agreement with the Department of Justice (herein referred to as the "DOJ theatres"), as a result of the Combination.

This discussion incorporates operating results of partnerships in which we have an interest to the extent of our equity share as required by the equity method of accounting, except as otherwise noted.

Results of Operations

FISCAL YEAR ENDED FEBRUARY 29, 2000 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1999

Operating Revenues of approximately $930.4 million for the fiscal year ended February 29, 2000 were $79.3 million higher than the comparable period of the prior year. Operating revenues are generated primarily from box office revenues and concession sales. Box office revenues for the fiscal year ended February 29, 2000 of approximately $647.8 million were $60.7 million higher, and concession revenues of approximately $243.5 million were $15.2 million higher in comparison to the fiscal year ended February 28, 1999. These increases in operating revenues were due primarily to the inclusion of the Cineplex Odeon theatre operating results for the full twelve month period in the current year as compared to inclusion from the date of the Combination in the prior year (partially offset by the reduction in operating revenues related to the sale of the DOJ theatres), additional revenue from new theatre openings and improvements in admission revenue per patron. Excluding the impact of the Cineplex Odeon operations, our operating revenues increased by $50.8 million, or 12.0%, due primarily to additional revenue from new theatre openings and improvements in admission revenue per patron of $.23. These increases, which aggregated $86.6 million, were partially offset by other reductions in operating revenues, which aggregated $35.8 million, including the effect of theatre dispositions and a decline in attendance levels at some of our older locations.

Operating Costs of approximately $733.0 million for the fiscal year ended February 29, 2000 were approximately $78.5 million higher than for the fiscal year ended February 28, 1999, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres for the full twelve month period in the current year as compared to inclusion from the date of the Combination in the prior year (partially offset by the reduction in operating costs related to the sale of the DOJ theatres), increased costs related to the aforementioned increase in operating revenues and incremental occupancy costs attributable to new theatre openings. Excluding the impact of the Cineplex Odeon operations, our operating costs increased $38.5 million, or 12.3%, due primarily to the increase in operating revenues mentioned above and an increase in film costs resulting from higher than normal film rent terms for the period primarily associated with the strong performance of Star Wars - Episode I: The Phantom Menace (circuit-wide impact estimated at $6.2 million). These increases, which aggregated $67.3 million, were partially offset by lower costs, including the impact of theatre dispositions and attendance declines at some of our older locations, aggregating $28.8 million.

General and Administrative Costs of approximately $53.0 million for the fiscal year ended February 29, 2000 were $5.1 million higher than for the fiscal year ended February 28, 1999, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres for the entire period in the current year as compared to inclusion from the date of the Combination in the prior year (net of cost savings realized as a result of the Combination), normal inflationary increases and the additional costs related to the continued development of our international operations.

Depreciation and Amortization Costs of approximately $113.0 million for the fiscal year ended February 29, 2000 were $22.3 million higher than for the fiscal year ended February 28, 1999, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres for the full twelve month period in the current year as compared to inclusion from the date of the Combination in the prior year, incremental depreciation related to investments in new theatres which commenced operations and incremental goodwill amortization resulting from the Combination recorded for a full twelve month period in the current year in comparison to a partial period in the prior year. The aforementioned increases were partially offset by the effect of theatre dispositions.

Loss on Sale/Disposals of Theatres of approximately $8.4 million for the fiscal year ended February 29, 2000 was $3.9 million higher than for the fiscal year ended February 28, 1999, due primarily to the timing, nature and characteristics of theatre dispositions. During fiscal year 2000, we disposed of 55 theatre locations comprising 219 screens, which primarily were older, obsolete theatres which generated marginal or negative cash flows. We will continue to aggressively dispose of theatres that are underperforming or non-strategic. See the Liquidity and Capital Resources section for additional information.

Interest Expense of approximately $72.7 million for the fiscal year ended February 29, 2000 was $15.5 million higher than for the fiscal year ended February 28, 1999, due primarily to higher borrowings relating to the Combination (including debt amounts assumed from Cineplex Odeon) and the impact of additional borrowings under our Senior Revolving Credit Facility to fund investments in theatres and joint ventures coupled with the impact of an increase in the variable borrowing rate relating to our Senior Revolving Credit Facility. See the Liquidity and Capital Resources section for additional information.

Attributable EBITDA for the fiscal year ended February 29, 2000 of $154.3 million was $300 thousand lower in comparison to the fiscal year ended February 28, 1999, due primarily to the aforementioned lower attendance levels experienced at some of our older locations, the higher than normal film rental costs as previously discussed, the impact of theatre dispositions including the DOJ theatres and the additional general and administrative costs relative to the enhancement of our international operations. These decreases were partially offset by other increases in Attributable EBITDA including the impact of new theatre openings and higher admissions revenue per patron. Excluding the prior year impact of the DOJ theatres, Attributable EBITDA for the year ended February 29, 2000 increased $5.5 million or 3.7% over the prior year. Attributable EBITDA (earnings before interest, taxes, depreciation and amortization, gains/losses on asset disposal or sales, and equity earnings included in EBITDA plus EBITDA from partnerships, net of partners' share) is a measure that management uses to evaluate our financial performance. Attributable EBITDA measures the amount of cash that we have available for investment or other uses and is used by us as a measure of performance. Attributable EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Attributable EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP. In addition, the Attributable EBITDA measure presented herein may not be comparable to similarly titled measures reported by other companies.

FISCAL YEAR ENDED FEBRUARY 28, 1999 COMPARED TO FISCAL YEAR ENDED FEBRUARY 28, 1998

Operating Revenues of approximately $851.2 million for the fiscal year ended February 28, 1999 were $437.7 million higher than the comparable period of the prior year. Operating revenues are generated primarily from box office revenues and concession sales. Box office revenues for the fiscal year ended February 28, 1999 of approximately $587.1 million were $290.1 million higher, and concession revenues of approximately $228.3 million were $124.3 million higher in comparison to the fiscal year ended February 28, 1998. These increases in operating revenues were due primarily to the inclusion of the Cineplex Odeon theatre operating results for the period from May 15, 1998 to February 28, 1999, additional revenue from new theatre openings and improvements in concession revenue per patron, which were enhanced as a result of operating efficiencies realized from the Combination. Excluding the impact of the Cineplex Odeon operations, our operating revenues increased by $8.2 million, or 2%, due primarily to new theatre openings, increases in box office revenue per patron of $.06 and productivity improvements resulting in an increase in concession revenue per patron of $.11. The operating revenues generated for the twelve months ended February 28, 1999 included Cineplex Odeon operating revenues of approximately $427.0 million for the period May 15, 1998 to February 28, 1999. The operating revenues of $427.0 million generated by Cineplex Odeon include operating efficiencies realized from the continuation of our concession programs implemented throughout the Cineplex Odeon circuit, which resulted in a pro forma increase in concession revenue per patron for the nine months of approximately $.13 (excluding the effect of foreign currency fluctuations) over pro forma prior year levels.

Operating Costs of approximately $654.5 million for the fiscal year ended February 28, 1999 were approximately $346.9 million higher than for the fiscal year ended February 28, 1998, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres, increased costs related to the aforementioned increase in operating revenues, and higher occupancy costs attributable to new theatre openings. Excluding the impact of the Cineplex Odeon operations, our operating costs increased $3.4 million, or 1%, due primarily to the increase in operating revenues mentioned above. Cineplex Odeon operating costs for the period May 15, 1998 to February 28, 1999 were $342.2 million. The operating cost level experienced by Cineplex Odeon for the period reflects cost savings and operating efficiencies, primarily in concession operations and theatre operating expenses, resulting from the Combination. On a pro forma basis, for the nine months, the Cineplex Odeon concession margin improved 3.4%, from 80.4% in fiscal year 1998 to 83.8% in fiscal year 1999.

General and Administrative Costs of approximately $47.9 million for the fiscal year ended February 28, 1999 were $19.0 million higher than for the fiscal year ended February 28, 1998, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres for the period May 15, 1998 to February 28, 1999 (net of cost savings realized as a result of the Combination), merit increases and the additional costs relative to the continued development of our international operations.

Depreciation and Amortization Costs of approximately $90.7 million for the fiscal year ended February 28, 1999 were $38.4 million higher than for the fiscal year ended February 28, 1998, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres for the period May 15, 1998 to February 28, 1999, incremental depreciation related to investments in new theatres which commenced operations and the amortization of goodwill recorded as a result of the Combination. Depreciation and amortization costs included adjustments necessary to reflect the allocation of purchase price to the fair value of Cineplex Odeon assets acquired and liabilities assumed as part of the Combination.

Loss on Sale/Disposals of Theatres of approximately $4.5 million for the fiscal year ended February 28, 1999 was $3.3 million lower than for the fiscal year ended February 28, 1998, due primarily to the timing, nature and characteristics of theatre dispositions. During fiscal year 1999, we disposed of 54 theatre locations comprising 173 screens including certain Cineplex Odeon theatres acquired in the Combination.

Interest Expense of approximately $57.2 million for the fiscal year ended February 28, 1999 was $42.9 million higher than for the fiscal year ended February 28, 1998, due primarily to higher borrowings relating to the Combination (including debt amounts assumed from Cineplex Odeon) and the impact of additional borrowings under our Senior Revolving Credit Facility to fund investments in theatres and joint ventures. See the Liquidity and Capital Resources section for additional information.

Attributable EBITDA for the fiscal year ended February 28, 1999 of $154.6 million increased $74.3 million in comparison to the fiscal year ended February 28, 1998, due primarily to the inclusion of the operating results for the Cineplex Odeon theatres for the period from May 15, 1998 to February 28, 1999 (partially offset by the impact of the sale of the DOJ theatres), the increase in concession revenues per patron, cost savings and operating efficiencies as a result of the integration of the Cineplex Odeon operations and the impact of newly opened theatres previously discussed.

Liquidity and Capital Resources

Cash flow provided by operating activities for the year ended February 29, 2000 was approximately $57.1 million, which was approximately $25.6 million lower than for the year ended February 28, 1999. This decrease is due primarily to the lower level of cash flow generated from operations and additional interest expense in comparison to the prior year. See discussion of operating results previously presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations". We derive substantially all of our revenues from cash collected at the box office and through concession sales. Generally, this provides us with working capital operating float, which is consistent with the industry, since cash revenues are generally collected in advance of the payment of related expenses. Although we have a working capital deficit, this deficiency has not adversely impacted our ability to meet our obligations when they become due primarily because of the availability of funds through our Senior Revolving Credit Facility and the working capital operating float previously mentioned.

We have experienced, and expect to continue to realize, successful operating results as a result of investments in theatres (including new builds, reconfigurations of existing theatres, and the closing of obsolete, unprofitable or non-competitive theatres). We expect to continue to increase revenues and cash flows as a result of reconfiguration of the circuit and from the additional future investment in North American and international exhibition. In addition, we continue to realize cost savings and operational efficiencies as a result of the Combination.

We are continually seeking other potential revenue opportunities in addition to box office and concession revenues. For example, in May 2000, with our broad demographic audience, we have been able to sign a long-term deal to advertise on our U.S. screens, estimated to be worth in excess of $60 million.

We continue to close or dispose of certain overlapping theatre locations and underperforming theatres, including older, obsolete theatres which contribute only marginally to cash flow or operate at a cash flow loss. Contractual obligations relating primarily to unfavorable lease terms or contractual buyouts for certain theatres have been provided for as part of the cost of the merger transaction.

At February 29, 2000, we had capital spending commitments aggregating approximately $428.9 million anticipated to be funded over the next three year period for the future development and construction of 44 theatre properties comprising 643 screens. At February 29, 2000, our debt balance includes approximately $145.2 million of capital spending on theatre projects in various stages of development including theatres which opened during the latter part of the current fiscal year. In the opinion of management, these capital commitments and working capital requirements will be funded by free cash flow (recurring annual earnings before depreciation, amortization and non-cash charges such as loss on sale/disposals of theatres) generated from operations and by our capital structure. Additionally, our joint venture in Spain is negotiating a revolving credit facility with a group of banks in the amount of 100 million Euros which it expects to have in place by the second quarter of fiscal year 2001. The proceeds of this facility will be used to fund new theatre construction activity and operations in Spain. Alternative sources of financing for these capital commitments and working capital requirements, which we are considering, include traditional sale-leaseback transactions, developer financed build-to-suit properties and international lines of credit. The paragraphs below present a summary of the significant capital transactions (debt and equity) that have been completed in connection with and subsequent to the Combination.

In connection with the Combination, we entered into a $1 Billion Senior Revolving Credit Facility with Bankers Trust Company, as administrative agent. The Senior Revolving Credit Facility, together with an $84.5 million equity contribution provided by Universal Studios, Inc. ("Universal"), replaced the Sony Corporation of America ("SCA") Credit Facility and Cineplex Odeon's existing credit facility, funded cash paid to Sony Pictures Entertainment Inc. ("SPE") and/or its affiliates upon closing of the Combination, and provides ongoing financing to us to fund working capital requirements and theatre expansion in North America and internationally. This Senior Revolving Credit Facility is comprised of two tranches, a $750 million senior secured revolving credit facility, secured by substantially all of our assets and the assets of our domestic subsidiaries, and a $250 million uncommitted facility. The Senior Revolving Credit Facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin based on our Leverage Ratio (as defined in the credit agreement). Our borrowings under the Senior Revolving Credit Facility at February 29, 2000 totaled $530 million.

We continue to believe that our new theatre building strategy is an important part of our strategic plan (see Outlook section below). Our new build strategy will continue to require significant amounts of capital which we anticipate funding through a combination of cash flow from operations and from financing activities. On February 24, 2000, our bank group agreed to a first amendment of the Senior Revolving Credit Facility. Under terms of the first amendment, the banks agreed to modify the Maximum Consolidated Leverage Ratio, the Maximum Total Leverage Ratio and the Minimum Debt Service Coverage Ratio, as defined in the agreement, for a period of 18 months. These ratios basically address our ability to access funds under the credit facility as it relates to the Leverage Ratios and Debt Service Ratio. Following the effectiveness of the amendment, we anticipate that these new covenant levels will help us to access funds under the credit facility and support our new theatre building strategy.

In connection with the Combination, we made payments totaling approximately $417 million to SPE and its affiliates representing (i) a cash payment to satisfy all intercompany indebtedness to affiliates of SCA as of the closing date ($296 million), (ii) a cash payment equal to the fair value of certain transferred assets ($18 million), and (iii) the payment of a dividend to a subsidiary of SPE ($103 million). The first payment was made on May 14, 1998, and the final payment, which was as a result of post-closing audit procedures completed during the third quarter of fiscal 1999, was made on November 17, 1998.

As a result of the Combination, Plitt Theatres, Inc. ("Plitt"), Cineplex Odeon's U.S. theatre group, became our wholly owned subsidiary. Plitt had outstanding $200 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2004 (the "Plitt Notes"). The Combination triggered a "change of control" under provisions of the indenture under which the Plitt Notes were issued (the "Plitt Indenture"). Accordingly, on June 15, 1998, Plitt commenced an offer to purchase any and all of the Plitt Notes which it completed on August 4, 1998, with holders of approximately 97% of the outstanding Plitt Notes tendering. Payment for the tendered Plitt Notes was made during fiscal year 1999 in the amount of $215.9 million, or 109.261% of the outstanding principal amount of the Plitt Notes, plus accrued and unpaid interest. On May 13, 1999, we called the remaining 3% of the outstanding Plitt Notes. Payment for the called Plitt Notes was made on June 15, 1999 in the amount of $2.5 million, which included the premium paid to noteholders as well as the accrued and unpaid interest.

On August 5, 1998, we sold to the public in an underwritten offering 10 million shares of Common Stock at a public offering price of $11.00 per share. Net proceeds of approximately $103.0 million were used primarily to repay our borrowings under the Senior Revolving Credit Facility. Upon consummation of the equity offering, our Class A Non-Voting Common Stock held by SPE automatically converted into an equal number of shares of Common Stock and 3,255,212 additional shares of Common Stock were issued to Universal for no consideration under anti-dilution provisions of the Company's subscription agreement with Universal.

On August 5, 1998, we issued $300 million of 8 7/8% Senior Subordinated Notes due 2008 to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). Net proceeds of $288.6 million were used primarily to repay the Plitt Notes and borrowings under the Senior Revolving Credit Facility. Subsequently, on November 19, 1998, we completed an offering to exchange $300 million aggregate principal amount of our 8 7/8% Senior Subordinated Notes Due 2008, which were registered under the Securities Act for a like principal amount of our privately placed 8 7/8% Senior Subordinated Notes Due 2008.

In August 1998, we entered into interest rate swap agreements for a period of four years to hedge a portion of the Senior Revolving Credit Facility variable interest rate risk. As a result of these agreements we have fixed a LIBOR rate of 5.775% per annum (plus the applicable margin) on a notional amount of $250 million of indebtedness. Each swap has a quarterly reset date for settlements. We have accounted for these swaps as interest rate hedges.

Since the Combination, we pursued the sale of certain theatres in New York City and Chicago that were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached to permit the Combination. As a result, during the fourth quarter of fiscal 1999, we sold to Cablevision Systems Corporation 33 screens in 12 theatres in New York City, in accordance with the DOJ order, and an additional 14 screens in 4 theatres in the suburban New York area for aggregate cash proceeds of $87.5 million. Approximately $87.2 million of these proceeds was utilized to pay down our Senior Revolving Credit Facility.

Pursuant to the agreement with the DOJ, we were also required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 of these theatre locations to a third party. This transaction was not significant to our operating results or financial position. A portion of these proceeds was utilized to pay down our Senior Revolving Credit Facility. Additionally, under the agreement with the DOJ, we are required to sell the remaining 19 screens at 3 theatre locations in Chicago. No sale of these locations has occurred and, pursuant to the original agreement with the DOJ, a trustee has been appointed to effect the sale of these locations.

Although we continue to realize net operating losses ("NOL") for income tax purposes, we continue to be subject to levels of minimum state and local income and capital taxes in North America which are not offset by our NOLs. Additionally, all of our goodwill arising from the Combination will be non-deductible in determining future income tax expense in the United States. However, we believe that any additional tax calculated on the add-back of goodwill amortization will be substantially offset by our NOL carryforward from prior years.

Outlook

Our growth plan is predicated upon moderate expansion. New theatre investments in North America and internationally are evaluated in detail prior to commitment with emphasis placed upon the quality and longevity of the cash flow contribution and return on investment. The underlying fundamentals of our plan include: (i) adding new theatres annually in North America which we expect should generate average ROIs in excess of 20%, (ii) closing obsolete and underperforming theatres and (iii) continuing to pursue international expansion.

During fiscal years 1990 - 1998, we opened 358 screens at 32 locations (excluding Cineplex Odeon and joint ventures) at a capital cost of $272.1 million. These theatres currently generate an average return of 22.4% and over 90% of our capital investment in these theatres has already been recouped from the cash flow of these theatres. Moreover, the quality of our theatres and their location in major metropolitan locations position these theatres among the top grossing theatres in the U.S. According to A.C. Nielsen Company/EDI, we operate some of the top grossing theatres in the U.S. including (i) the 13-screen flagship Sony Theatres Lincoln Square in New York City, home of the first commercial 3-D IMAX(R) theatre in the United States; (ii) the 18-screen Universal City at Citywalk, a retail and entertainment complex in Universal City, California; and (iii) the 20-screen Star Theatres in Southfield, Michigan. During the current fiscal year we opened three locations in major urban markets which have consistently ranked in the top 15 grossing theatres in the U.S. from their dates of opening. They include the 16-screen Metreon/IMAX theatre in California and the 15-screen Kips Bay and the 13-screen E-Walk theatres in Manhattan.

We continue to believe that the new build theatre strategy and our growth internationally are the fuel for growing our cash flow and profitability in the long term. Accordingly, we hope to be able to continue to invest in new theatres. Funding these investments is expected to come from a combination of the Senior Revolving Credit Facility, cash flow from operations, international credit markets (primarily to fund our foreign joint ventures) and the monetization of certain existing theatre properties through sale-leaseback transactions.

Although our Senior Revolving Credit Facility has a term through August 2003, we will seek to commence negotiations with our Senior Revolving Credit Facility bank group during the next 12 - 18 months, or sooner if necessary, to either extend the terms of the existing agreement or negotiate a new facility subject to prevailing market conditions. There can, of course, be no assurance that we will be able to do so successfully. Among other things, a continued industry downturn, a decline in the expected returns from our new build program, our inability to successfully dispose of underperforming theatres, or significant changes in the credit markets, will adversely effect our ability to renegotiate our Senior Revolving Credit Facility on satisfactory terms. In addition, these same risk factors could impede our ability to comply with the covenant requirements, as currently amended, which would also adversely effect our ability to renegotiate our facility. If we cannot so refinance our Senior Revolving Credit Facility, we would have to seek additional capital through other sources, including asset securitizations or equity offerings. Equity offerings could be potentially dilutive to our existing shareholders. In addition, if we are unable to obtain favorable financings at the levels we seek, we would have to significantly reduce our capital spending plans, which will have a negative impact on our growth and performance. Finally, pending the renegotiation of our Senior Revolving Credit Facility, unsatisfactory operating performance in the near term may require that we seek further relaxation of certain covenants or implementation of other capital raising transactions (such as asset sale-leasebacks) to fund our capital investment plans. Any inability to successfully negotiate interim adjustments to our covenants or otherwise implement alternative capital transactions would have a material adverse effect on our performance and may result in a deferral or reduction of our new build plans.

Effect of Inflation and Foreign Currency

Inflation and foreign currency fluctuations have not had a material effect on our operations.

Risk Management

The overall objective of our financial risk management program is to seek to mitigate any potential negative earnings effects from changes in foreign exchange and interest rates arising in our business activities. We manage these financial exposures through operational means and by using various financial instruments. These practices may change as economic conditions change. Under certain market conditions, interest rate swap contracts and forward currency exchange contracts are used to adjust these interest and currency sensitive liabilities.

New Accounting Pronouncements

On June 23, 1999, the Financial Accounting Standards Board decided to defer the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity". As a result of this deferral, SFAS No. 133 will be effective for all of our fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that we recognize those items as assets or liabilities in our statement of financial position and measure them at fair value. We expect to adopt this standard when required and do not believe that it will have a significant impact on our operating results or financial position.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. We are currently evaluating the impact, if any, of SAB No. 101 on our financial position or results of operations.

Litigation Matters

From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of business, such as personal injury claims, employment matters and contractual disputes. We believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on our operating results or financial position. Certain litigation and legal proceedings are discussed in footnote 14 of our consolidated financial statements for the fiscal year ended February 29, 2000.

Theatre Portfolio Changes

The following table indicates the number of theatre locations and screens, and changes to our theatre circuit configuration as a result of our theatre reconfiguration program (including screens and locations relating to all of our joint ventures) for the twelve months ended February 29, 2000:



                                          North
                                         America  International  Total
                                         -------  -------------  -----

Locations
---------

Beginning Balance                         408              15      423
New builds                                 14               1       15
J.V. Investments - International            -               2        2
Dispositions                              (55)              -      (55)
                                        -----             ---    -----
Ending Balance                            367              18      385
                                        =====             ===    =====

Screens
-------

Beginning Balance                       2,762             119    2,881
New builds/expansions                     234               8      242
J.V. Investments - International            -              22       22
Dispositions                             (219)              -     (219)
                                        -----             ---    -----
Ending Balance                          2,777             149    2,926
                                        =====             ===    =====


As a result of our theatre reconfiguration program the average screens per location has grown from 6.8 screens per location at March 1, 1999 to 7.6 screens per location at February 29, 2000. During the twelve month period ended February 29, 2000 we opened 15 new theatre locations aggregating 237 screens; in the United States: the Woodridge 18 and the Woodfield 20 in Illinois, the Kips Bay 15 and the E-Walk 13 in Manhattan, the Richmond Mall 20 and the Randall Park 12 in Ohio, the Plainville 20 in Connecticut, the North Versailles 20 in Pennsylvania, the Universal Citywalk 20 in Florida, the Metreon/IMAX 16 in California and the Great Lakes Crossing 25 in Michigan; in Canada: the Grande (Barrie) 12 and the Niagara Square 10 in Ontario and the Aberdeen Mall 8 in Kamloops; in Austria we opened the Auhof Center in Vienna comprising 8 screens. We also expanded one existing theatre location adding five screens.

During fiscal year 2000, we further developed the existing circuit in Spain called Yelmo Cineplex de Espana. This joint venture opened 2 theatres aggregating 22 screens during the twelve month period ended February 29, 2000: the Madrid Sur comprising 9 screens and the Gijon comprising 13 screens.

Additionally, for the twelve months ended February 29, 2000 we disposed of/closed 55 theatre locations comprising 219 screens.

Forward Looking Statements

This annual report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements included in this annual report, other than statements of historical facts, may constitute forward-looking statements. Although we believe that the expectations reflected in such forward looking statements are reasonable, we cannot be assured that the expectations will prove to be correct.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                          CONSOLIDATED BALANCE SHEET
           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                             FEBRUARY 28 or 29,
                                                                             2000         1999
                                                                          ----------   ----------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                              $   31,735   $   48,174
 Accounts receivable                                                        17,288       28,590
 Inventories                                                                 5,148        4,462
 Prepaid expenses and other current assets                                   6,057        4,041
                                                                        ----------   ----------
   TOTAL CURRENT ASSETS                                                     60,228       85,267

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                  1,218,334    1,119,977
OTHER ASSETS
 Investments in and advances to partnerships                                75,932       47,794
 Goodwill, net of accumulated amortization of $42,280 and $28,740          493,390      498,549
 Other intangible assets, net of accumulated amortization of $5,768
     and $4,367                                                             22,704       19,558
 Deferred charges and other assets                                          36,801       35,056
                                                                        ----------   ----------

   TOTAL ASSETS                                                         $1,907,389   $1,806,201
                                                                        ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued expenses                                  $  201,077   $  175,943
 Deferred revenue                                                            8,625       17,241
 Current maturities of long-term debt and other obligations                  1,409        1,173
 Current portion of capital leases                                           2,740        2,737
                                                                        ----------   ----------
   TOTAL CURRENT LIABILITIES                                               213,851      197,094

LONG-TERM DEBT AND OTHER OBLIGATIONS                                       839,029      690,301
LONG-TERM CAPITAL LEASE OBLIGATIONS                                         59,217       61,997
ACCRUED PENSION AND POST RETIREMENT BENEFITS                                 8,325        9,570
OTHER LIABILITIES                                                          168,165      181,943
                                                                        ----------   ----------

   TOTAL LIABILITIES                                                     1,288,587    1,140,905
                                                                        ----------   ----------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY
 Common stock ($.01 par value, 300,000,000 shares authorized;
  58,538,646 shares issued and outstanding in 2000 and 1999)                   586          586
 Common stock-Class B non-voting ($.01 par value, 10,000,000 shares
  authorized; 84,000 shares issued and outstanding in 2000 and 1999)             1            1
 Accumulated other comprehensive income                                       (167)      (5,063)
 Additional paid-in capital                                                671,707      671,707
 Retained deficit                                                          (53,325)      (1,935)
                                                                        ----------   ----------

   TOTAL STOCKHOLDERS' EQUITY                                              618,802      665,296
                                                                        ----------   ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,907,389   $1,806,201
                                                                        ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                     CONSOLIDATED STATEMENT OF OPERATIONS
           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


                                                                  FOR THE YEARS ENDED
                                                                   FEBRUARY 28 or 29,
                                                          2000             1999        1998
                                                     -----------       -----------   -----------
REVENUES
 Box office                                          $   647,774       $   587,078   $   296,933
 Concession                                              243,511           228,332       104,009
 Other                                                    39,138            35,750        12,568
                                                     -----------       -----------   -----------
                                                         930,423           851,160       413,510
                                                     -----------       -----------   -----------

EXPENSES
 Theatre operations and other expenses                   694,712           618,946       291,421
 Cost of concessions                                      38,245            35,557        16,147
 General and administrative                               53,031            47,882        28,917
 Depreciation and amortization                           113,047            90,720        52,307
 Loss on sale/disposals of theatres                        8,388             4,532         7,787
                                                     -----------       -----------   -----------
                                                         907,423           797,637       396,579
                                                     -----------       -----------   -----------

INCOME FROM OPERATIONS                                    23,000            53,523        16,931
INTEREST EXPENSE                                          72,728            57,216        14,319
                                                     -----------       -----------   -----------

(LOSS)/INCOME BEFORE INCOME TAXES                        (49,728)           (3,693)        2,612
INCOME TAX EXPENSE                                         1,662             2,187         2,751
                                                     -----------       -----------   -----------

NET LOSS                                             $   (51,390)      $    (5,880)  $      (139)
                                                     ===========       ===========   ===========

 Weighted Average Shares Outstanding--basic           58,622,646        47,834,541    20,472,807
                                                     ===========       ===========   ===========
 Weighted Average Shares Outstanding--diluted         58,622,646        47,834,541    20,472,807
                                                     ===========       ===========   ===========

 Loss per Share--basic and diluted                   $      (.88)      $      (.12)  $      (.01)
                                                     ===========       ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                   Class A         Class B           Accumulated
                                                      Non-            Non-                 Other Additional  Retained         Total
                                                    voting          voting         Comprehensive    Paid-in  Earnings  Stockholders'
                                Shares  Amount      Shares  Amount  Shares  Amount        Income    Capital /(Deficit)       Equity
                            ---------- ------- ----------- -------  ------  ------  ------------ ---------- ---------- ------------
Balance at March 1, 1997           973 $  195           -  $    -        -  $    -   $        -   $299,082   $ 25,373  $    324,650

 Stock dividend             19,269,348     (2)  1,202,486      12        -       -            -        195       (205)            -
 Comprehensive Income:
  Net loss for the fiscal
  year ended February 28,
   1998                              -      -           -       -        -       -            -          -       (139)         (139)
                                                                                                                          ---------
 Comprehensive Income                -      -           -       -        -       -            -          -          -          (139)
--------------------------- ---------- ------  ----------  ------   ------  ------  -----------  ---------  ---------     ---------

Balance at March 1, 1998    19,270,321    193   1,202,486      12        -       -            -    299,277     25,029       324,511

 Exchange of existing
     Cineplex Odeon shares
     in conjunction with
     the Combination        17,699,914    177           -       -   84,000       1            -    266,579          -       266,757
 Issuance of shares to
     Universal under a
     subscription agreement  4,426,607     44           -       -        -       -            -     84,456          -        84,500
 Issuance of shares to SCA
     affiliates for Star
     Theatres
     and S&J Theatres        2,664,304     27           -       -        -       -            -        (27)         -             -
 Exercise of Stock Options      19,802      -           -       -        -       -            -        366          -           366
 Dividend to SCA affiliates          -      -           -       -        -       -            -    (81,536)   (21,084)     (102,620)
 Issuance of shares in
     Public Offering, net
     of costs and expenses  10,000,000    100           -       -        -       -            -    102,625          -       102,725
 Automatic conversion of
     SCA's Class A
     non-voting shares
     to common shares        1,202,486     12  (1,202,486)    (12)       -       -            -          -          -             -
 Issuance of shares to
     Universal under an
     anti-dilution agreement 3,255,212     33           -       -        -       -            -        (33)         -             -
 Comprehensive Income:
     Foreign currency
     translation adjustment          -      -           -       -        -       -       (4,407)         -          -        (4,407)
     Unrealized loss on
     marketable securities           -      -           -       -        -       -         (656)         -          -          (656)
     Net loss for the fiscal
     year ended
     February 28, 1999                                                                                         (5,880)       (5,880)
                                                                                                                          ---------
Comprehensive Income                 -      -           -       -        -       -            -          -          -       (10,943)
--------------------------- ---------- ------  ----------  ------   ------  ------  -----------  ---------  ---------     ---------

Balance at March 1, 1999    58,538,646    586           -       -   84,000       1       (5,063)   671,707     (1,935)      665,296

 Comprehensive Income:
     Foreign currency
     translation adjustment          -      -           -       -        -       -        4,988          -          -         4,988
     Unrealized loss on
     marketable securities           -      -           -       -        -       -          (92)         -          -           (92)
     Net loss for the fiscal
     year ended
     February 29, 2000               -      -           -       -        -       -            -          -    (51,390)      (51,390)
                                                                                                                          ---------
 Comprehensive Income                -      -           -       -        -       -            -          -          -       (46,494)
--------------------------- ---------- ------  ----------  ------   ------  ------  -----------  ---------  ---------     ---------

Balance at February 29,
 2000                       58,538,646 $  586           -  $    -   84,000  $    1  $      (167) $ 671,707  $ (53,325)    $ 618,802
                            ========== ======  ==========  ======   ======  ======  ===========  =========  =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF U.S. DOLLARS)


                                                                                            FOR THE YEARS ENDED
                                                                                            FEBRUARY 28 or 29,
                                                                                       2000                 1999       1998
                                                                                  ---------            ---------   --------
OPERATING ACTIVITIES
 Net loss                                                                         $ (51,390)           $  (5,880)  $   (139)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization                                                     113,047               90,720     52,307
  Loss on sale/disposals of theatres                                                  8,388                4,532      7,787
  Equity earnings from long-term investments, net of distributions
   received                                                                           3,042                1,506        887
 Changes in operating assets and liabilities:
  Increase in due to SCA affiliates                                                       -                    -      2,487
  Decrease in deferred income taxes                                                       -                    -     (3,812)
  Decrease/(increase) in accounts receivable                                            404                5,292     (1,042)
  Increase/(decrease) in accounts payable and accrued expenses                        9,555               (6,559)     7,249
  Increase in other operating assets and liabilities, net                           (25,949)              (6,900)    (1,539)
                                                                                  ---------            ---------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            57,097               82,711     64,185
                                                                                  ---------            ---------   --------

INVESTING ACTIVITIES
 Proceeds from sale of assets                                                         3,880               98,192          -
 Investment in/advances to partnerships, net of repayments                          (31,180)             (17,537)    (9,008)
 Merger related costs                                                                (5,853)             (25,198)         -
 Capital expenditures                                                              (185,350)            (147,198)   (42,431)
                                                                                  ---------            ---------   --------

NET CASH USED IN INVESTING ACTIVITIES                                              (218,503)             (91,741)   (51,439)
                                                                                  ---------            ---------   --------

FINANCING ACTIVITIES
 Repayment of debt due to SCA affiliate                                                   -             (299,487)    (5,333)
 Proceeds from senior credit facility, net of repayments and
   deferred financing fees                                                          151,025              224,044          -
 Repayment of long-term debt                                                         (3,758)             (34,644)      (509)
 Repayment of Plitt Theatre, Inc. notes                                              (2,300)            (215,907)         -
 Proceeds of senior subordinated note offering, net of deferred financing fees            -              289,263          -
 Proceeds from issuance of common stock, net of offering expenses                         -              102,991          -
 Proceeds from issuance of common stock to Universal upon Combination                     -               84,500          -
 Dividend paid to SCA affiliate in Combination                                            -             (102,620)         -
                                                                                  ---------            ---------   --------

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                    144,967               48,140     (5,842)
                                                                                  ---------            ---------   --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                    (16,439)              39,110      6,904
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       48,174                9,064      2,160
                                                                                  ---------            ---------   --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $  31,735            $  48,174   $  9,064
                                                                                  =========            =========   ========

Supplemental Cash Flow Information:
 Income taxes paid, net of refunds received                                       $   1,735            $   3,229  $   1,934
                                                                                  =========            =========  =========
 Interest paid (including nil, $6,942 and $14,638 paid to SCA affiliates)         $  70,716            $  54,583  $  15,823
                                                                                  =========            =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


NOTE 1 - ORGANIZATION AND BUSINESS
-----------------------------------

Loews Cineplex Entertainment Corporation ("LCP" or the "Company"), is a major motion picture theatre exhibition company with operations in North America and Europe. The Company operates under the Loews Theatres, Sony Theatres, Cineplex Odeon Theatres, Star Theatres, Magic Johnson Theatres and Yelmo Cineplex Theatres marquees. As of February 29, 2000, LCP owns, or has interests in, and operates 2,926 screens at 385 theatres in 22 states, the District of Columbia, 6 Canadian provinces, Spain, Hungary, Turkey and Austria. The Company's principal markets include New York, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle and Washington D.C. in the U.S., Toronto, Montreal and Vancouver in Canada, and Madrid, Spain. The Company holds a 50% partnership interest in each of the Yelmo Cineplex de Espana ("Yelmo"), Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships. Yelmo, LST and MJT hold interests in and operate 28 locations, comprising a total of 316 screens. Screens and locations for the partnerships are included in the Company amounts referred to above.

Business Combination

On May 14, 1998, pursuant to the Amended and Restated Master Agreement (the "Master Agreement") dated September 30, 1997, LCP (formerly known as LTM Holdings, Inc.) and Cineplex Odeon Corporation ("Cineplex Odeon"), another major motion picture exhibitor with operations in the U.S. and Canada, combined (the "Combination"). As called for in the Master Agreement, the outstanding common shares of Cineplex Odeon were exchanged for LCP shares on a ten for one basis. Universal Studios, Inc. ("Universal"), a major shareholder of Cineplex Odeon, contributed cash of $84.5 million to the Company in exchange for additional shares of stock in the Company. Sony Pictures Entertainment Inc. ("SPE") and its affiliates received a cash payment of approximately $417 million representing
(i) a cash payment to satisfy all intercompany indebtedness to affiliates of Sony Corporation of America ("SCA") as of the closing date, (ii) a cash payment equal to the fair value of certain transferred assets, and (iii) the payment of a dividend to a subsidiary of SPE. The consolidated financial statements include the operating results of Cineplex Odeon following the date of Combination (May 14, 1998).

At the closing of the Combination, the Company issued 7,264,642 shares of Common Stock and 80,000 shares of Class B Non-Voting Common Stock to Universal, 4,324,003 shares of Common Stock and 4,000 shares of Class B Non-Voting Common Stock to the Charles Rosner Bronfman Family Trust and certain related shareholders (the "Claridge Group") and 6,111,269 shares of common stock to the other shareholders of record of Cineplex Odeon, for an aggregate value of approximately $266.6 million, in exchange for the outstanding shares of Cineplex Odeon and its wholly-owned subsidiary, Plitt Theatres, Inc. ("Plitt"). In addition, the Company issued 4,426,607 shares of common stock to Universal for consideration of $84.5 million as required under a subscription agreement, and 2,664,304 shares of Common Stock to SPE in connection with the transfer by SPE of its interest in Star Theatres of Michigan, Inc. ("Star") and S&J Theatres, Inc. ("S&J") to the Company.

On August 5, 1998, the Company sold to the public pursuant to a registered public offering 10 million shares of Common Stock. Upon consummation of this offering, the Company's Class A Non-Voting Common Stock held by SPE automatically converted into an equal number of shares of Common Stock, and 3,255,212 additional shares of Common Stock were issued to Universal for no consideration under anti-dilution provisions of the Company's subscription agreement with Universal. As a result of the public offering, SPE, Universal and the Claridge Group own 39.5%, 25.5% and 7.4%, respectively, of the Company's common stock.

The Combination has been accounted for under the purchase method of accounting, and, accordingly, the cost to acquire Cineplex Odeon has been allocated to the assets acquired and liabilities assumed of Cineplex Odeon based on their respective fair values, with the excess purchase price allocated to goodwill. The Company arranged for an independent valuation and other studies required to determine the fair value of the assets acquired and liabilities assumed. These valuations and studies were completed during the first quarter of fiscal 2000.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


Since the Combination, the Company pursued the sale of certain theatres in New York City and Chicago that were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached to permit the Combination. As a result, during the fourth quarter of fiscal 1999, the Company sold to Cablevision Systems Corporation 33 screens in 12 theatres in New York City, in accordance with the DOJ order, and an additional 14 screens in 4 theatres in the suburban New York area, for aggregate cash proceeds of $87.5 million. Approximately $87.2 million of these proceeds was utilized to pay down the Company's Senior Revolving Credit Facility.

Under the agreement with the DOJ, the Company was also required to sell 49 screens at 11 theatres in Chicago. On April 7, 1999, the Company completed the sale of 30 screens at 8 of these theatre locations to a third party. This transaction was not significant to the Company's operating results or financial position. A portion of these proceeds was utilized to pay down the Senior Revolving Credit Facility. Additionally, under the agreement with the DOJ, the Company is required to sell the remaining 19 screens at 3 theatre locations in Chicago. No sale of these locations has occurred and, pursuant to the original agreement with the DOJ, a trustee has been appointed to effect the sale of these locations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

Basis of Presentation and Consolidation: The consolidated financial statements include the accounts of Loews Cineplex Entertainment Corporation and its wholly-owned subsidiaries. As part of the Combination, SPE and its affiliates have transferred their interest in S&J, which owned a 50% interest in MJT, and Star, which indirectly owned a 50% interest in LST, and certain other exhibition assets to subsidiaries of the Company. As these transfers were among parties under common control, the Company has included the assets, liabilities and results of operations of S&J and Star in the financial statements for all periods included herein on an as if pooled basis. Majority owned companies are consolidated and 50% or less owned investments in which the Company has significant influence are accounted for under the equity method of accounting. Significant intercompany accounts and transactions have been eliminated.

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

Revenues and Expenses: Substantially all revenues are recognized when admission and concession sales are received at the theatres. Other revenues include the Company's equity earnings from long-term investments. Film rental costs are recorded, as revenue is earned, based upon the terms of the respective film license arrangements. Advertising costs are expensed as incurred.

Cash and Cash Equivalents: The Company considers all operating funds held in financial institutions, cash held by the theatres and all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventories: Inventories of concession products are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Long-term Investments In/Advances to Partnerships: Investments in partnerships are recorded under the equity method of accounting. Under the equity method the cost of the investment is adjusted to reflect the Company's proportionate share of the partnerships' operating results. Advances to partners represent advances to respective partnerships, in which LCP has interests, for working capital and other capital requirements.

Deferred Charges and Other Assets: Deferred charges and other assets consist principally of debt issuance costs, long term receivables and marketable equity securities. All marketable equity securities are designated as available for sale and are reported at the lower of cost or market, with unrealized gains and losses included in stockholders' equity, net of applicable taxes. Unrealized losses that are other than temporary are recognized in earnings. Amortization of debt issuance costs is calculated on a straight-line basis over the terms of the underlying loan agreements (life of approximately five to ten years) and is included as a component of interest expense.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


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

Depreciation and amortization are provided on the straight-line basis over the following useful lives:

    Buildings                       30-40 years
    Equipment                       5-10 years
    Leasehold Improvements          Life of lease but not in excess of useful
                                    lives or 40 years
    Theatre Lease Rights            Life of lease but not in excess of useful
                                    lives or 40 years

Interest costs during the period of development and construction of new theatre properties are capitalized as part of the historical cost of the asset. Interest capitalized during the fiscal years ended February 28 or 29, 2000, 1999 and 1998 was $3,323, $2,422 and $741, respectively.

Goodwill and Other Intangible Assets: Goodwill, which represents the excess of the purchase price over the fair values of net assets acquired, is amortized using the straight-line method over 40 years. Other intangible assets, including management agreements and tradenames, are amortized over their estimated useful lives which range from 5 to 40 years. Management continuously assesses the recoverability of the net unamortized goodwill and other intangibles by determining whether the amortization of these balances over the remaining life can be recovered through projected future undiscounted income from operations. Amortization expense charged to operations amounted to $13,540, $10,751 and $1,789 for goodwill and $1,401, $1,202 and $335 for other intangible assets for the years ended February 28 or 29, 2000, 1999 and 1998, respectively.

Long-Lived Assets: Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", requires the recoverability of the carrying value of long-lived assets to be evaluated when changes occur in historical operating results, future projections and economic and competitive factors, among others. The Company continuously assesses the recoverability of its long-lived assets in accordance with SFAS No. 121, by determining whether the carrying value of these balances over the remaining life can be recovered through undiscounted projected future cash flows primarily on a theatre-by-theatre basis. In making its assessment, the Company also considers the useful lives of its assets, the competitive landscape in which those assets operate, the introduction of new technologies within the industry and decay factors (attendance erosion) in theatre attendance. Based upon these measures, management has determined that the carrying value of its long-lived assets is recoverable and fairly stated.

Stock Based Compensation: As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has complied with the disclosure requirements of SFAS No. 123 (see Note 13 to these Consolidated Financial Statements).

Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts, less applicable allowances, of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


Foreign Currency Translation: The effect of translating foreign currency financial statements into U.S. dollars is included in the accumulated other comprehensive income account in stockholders' equity. Gains and losses on foreign currency transactions are not significant to operations and have been included in operating expenses. Under certain market conditions and as of the date of these financial statements, forward currency contracts are used to manage changes in foreign exchange rates. These forward currency contracts are accounted for as hedges of contractual foreign currency commitments.

Earnings per Share: SFAS No. 128, "Earnings Per Share", establishes standards for computing and presenting earnings per share ("EPS") which applies to entities with publicly held common stock or potential common stock. The Company calculates EPS in accordance with SFAS No. 128 which states that basic EPS is computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period, and diluted EPS is computed similarly to basic EPS while giving effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, pursuant to SFAS No. 128, the computation of diluted EPS shall not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Since including potential common shares in the diluted per share computation always results in an antidilutive per share amount when an entity has a net loss, we have therefore not calculated diluted EPS for each of the three years ended February 29, 2000 as presented in the Consolidated Statement of Operations.

New Accounting Pronouncements:

On June 23, 1999, the Financial Accounting Standards Board decided to defer the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity". As a result of this deferral, SFAS No. 133 will be effective for all of our fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that we recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company expects to adopt this standard when required and does not believe that it will have a significant impact on its operating results or financial position.

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company is currently evaluating the impact, if any, of SAB No. 101 on its financial position or its results of operations.

NOTE 3 - ACCOUNTS RECEIVABLE
----------------------------

As of February 29, 2000, accounts receivable of $17.3 million consists of trade receivables of $9.9 million, receivables related to construction advances of $4.0 million and other receivables of $3.4 million. As of February 28, 1999, accounts receivable of $28.6 million consists of trade receivables of $9.6 million, receivables related to construction advances of $11.5 million and other receivables of $7.5 million.

NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLDS
-------------------------------------------

Property, equipment and leaseholds consists of:


                                                     FEBRUARY 28 or 29,
                                                         2000        1999
                                                   ----------  ----------
Land                                               $   85,274  $   72,360
Buildings                                             474,386     372,797
Equipment                                             301,010     239,655
Leasehold Improvements                                204,496     206,001
Theatre Lease Rights                                  449,254     478,841
Construction in Progress                               73,148      82,363
                                                   ----------  ----------
     TOTAL PROPERTY, EQUIPMENT AND LEASEHOLDS       1,587,568   1,452,017
Less: Accumulated Depreciation and Amortization       369,234     332,040
                                                   ----------  ----------

                                                   $1,218,334  $1,119,977
                                                   ==========  ==========

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


The cost of property and equipment under capital leases amounted to $59.5 million and $34.2 million, with accumulated depreciation of $10.1 million and $5.8 million as of February 29, 2000 and February 28, 1999, respectively. Depreciation expense of property and equipment under capital leases is included in depreciation and amortization expense in the Consolidated Statement of Operations.

The Company continues to review the assets and related intangibles of its motion picture theatres for impairment in accordance with the provisions of SFAS No.
121. As a result of this process, the Company has recognized a provision for asset impairment of $5.5 million, $4.8 million and $4.4 million for the years ended February 29, 2000, February 28, 1999, and February 28, 1998, respectively, which is included in depreciation and amortization expense in the Consolidated Statement of Operations.

NOTE 5 - LONG-TERM INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
--------------------------------------------------------------

The Company's long-term investments consist of a 50% interest in LST which operated 9 theatres with 135 screens, MJT which operated 4 theatres with 51 screens, and Yelmo which operated 15 theatres with 130 screens at February 29, 2000. The Company accounts for these investments following the equity method of accounting.

The Company's carrying value of its investment in LST was approximately $13.5 million and $13.4 million, its investment in MJT was approximately $19.1 million and $16.0 million, and its investment in Yelmo was $43.3 million and $18.5 million, at February 29, 2000 and February 28, 1999, respectively. The investments were in the form of equity, interest bearing notes and working capital advances.

The Company's equity share of earnings in LST, MJT and Yelmo for the fiscal years ended February 28 or 29, 2000, 1999 and 1998 was approximately $1.5 million, $2.7 million and $2.9 million, respectively.

The following table presents condensed financial information for the LST, MJT and Yelmo partnerships on a combined basis:

                                            YEAR ENDED FEBRUARY 28 or 29,
                                              2000        1999        1998
                                          --------     -------     -------

Box Office                                $ 81,531     $68,410     $48,036
Concessions/Other                           37,209      30,606      22,461
                                          --------     -------     -------
Total Revenues                             118,740      99,016      70,497
Total Operating Costs                       91,319      78,289      55,768
General and Administrative Costs             4,789       3,651       2,051
                                          --------     -------     -------
                                            22,632      17,076      12,678
Depreciation and Amortization               10,351       6,905       5,459
                                          --------     -------     -------
Income from Operations                    $ 12,281     $10,171     $ 7,219
                                          ========     =======     =======
Net Income                                $  2,954     $ 5,370     $ 6,120
                                          ========     =======     =======

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
-----------------------------------------------

Accounts payable and accrued expenses consist of:

                                            FEBRUARY 28 OR 29,
                                             2000           1999
                                         --------       --------

Accounts payable -- trade                $ 96,783       $ 74,065
Accrued occupancy                          19,452         19,634
Other accrued expenses                     84,842         82,244
                                         --------       --------

                                         $201,077       $175,943
                                         ========       ========

At February 29, 2000 and February 28, 1999, other accrued expenses include $21.5 million and $28.1 million, respectively, of contractual obligations and other liabilities related to the Combination. Additionally, approximately $104.5 million and $123.3 million of contractual obligations related to the Combination are included in Other Long-term Liabilities at February 28 or 29, 2000 and 1999, respectively. These contractual obligations relate to unfavorable above market lease obligations or contractual buyouts for certain theatres identified in the Cineplex Odeon circuit at the time of the acquisition and were included in the acquisition cost of the Combination.

NOTE 7 - LONG-TERM DEBT AND OTHER OBLIGATIONS
----------------------------------------------

Long-term debt and other obligations consist of:

                                                                                     FEBRUARY 28 OR 29,
                                                                                     2000            1999
                                                                                 --------        --------
Senior Revolving Credit Facility due 2003 - average interest rate of 7.48%
 and 6.42% at February 29, 2000 and February 28, 1999, respectively              $530,000        $378,000
Senior Subordinated Notes with interest at 8.875% due 2008, net of
 original issue discount                                                          297,940         297,695
Plitt Theatres, Inc. Notes with interest at 10.875% due 2004                            -           2,300
Mortgages payable - non-recourse, payable from 1998 through 2008
 Interest rates from 8.5% to 11.5%                                                 12,498          13,479
                                                                                 --------        --------
                                                                                  840,438         691,474
Less: Current maturities                                                            1,409           1,173
                                                                                 --------        --------
                                                                                 $839,029        $690,301
                                                                                 ========        ========



Annual maturities of obligations under long-term debt for the next five fiscal years and thereafter are set forth as follows:

YEAR ENDING FEBRUARY 28 or 29,                     DEBT
-----------------------------                      ----
    2001                                       $  1,409
    2002                                          4,611
    2003                                        530,264
    2004                                            228
    2005                                            252
    Thereafter                                  303,674
                                               --------
                                               $840,438
                                               ========

On May 14, 1998, in connection with the Combination, the Company entered into a $1 Billion Senior Revolving Credit Facility with Bankers Trust Company, as administrative agent. The Senior Revolving Credit Facility has been used to repay all intercompany amounts due to SCA and affiliates and has replaced Cineplex Odeon's existing credit facility. This Senior Revolving Credit Facility is comprised of a $750 million senior secured revolving credit facility, secured by substantially all of the assets of LCP and its U.S.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


subsidiaries, and a $250 million uncommitted facility. The Senior Revolving Credit Facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate plus an applicable margin based on the Company's Leverage Ratio (as defined). The Senior Revolving Credit Facility includes various financial covenants, including: (i) limitations on indebtedness, (ii) limitations on dividends and other payment restrictions, (iii) limitations on asset sales, (iv) limitations on transactions with affiliates, (v) limitations on the issuance and sale of capital stock of subsidiaries, (vi) limitations on lines of business, (vii) limitations on merger, consolidation or sale of assets and (viii) certain reporting requirements. An annual commitment fee of 0.25% on unused amounts is payable under the Senior Revolving Credit Facility. On February 24, 2000, the Company's bank group agreed to a first amendment of the Senior Revolving Credit Facility. Under terms of the first amendment, the banks agreed to modify the Maximum Consolidated Leverage Ratio, the Maximum Total Leverage Ratio and the Minimum Debt Service Coverage Ratio, as defined in the agreement, for a period of 18 months.

On August 5, 1998, the Company issued $300 million of 8 7/8% Senior Subordinated Notes due 2008. These notes include various financial covenants substantially similar to those of the Senior Revolving Credit Facility.

On August 18, 1998, the Company entered into interest rate swap agreements, with an aggregate notional amount of $250 million. Under these swap agreements the Company receives a floating rate of interest based on three month LIBOR, which resets quarterly, and the Company pays a fixed rate of interest, each quarter, for the terms of the respective agreements. The terms of these agreements are for a period of four years and the weighted average fixed rate the Company pays is 5.775%. The Company has entered into these agreements solely to hedge its interest rate risk under its floating rate bank debt. These interest rate swaps are entered into for hedging purposes and as such are designated and effective as a hedge against the risk of increased interest rates. The differential between the amounts paid and received is recorded as an adjustment to interest. For the year ended February 29, 2000, these interest rate swaps did not have a material impact on the Company's operating results or financial position.

NOTE 8 - LEASES
-----------------

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

Future minimum rental commitments at February 29, 2000 under the above mentioned operating and capital leases, having an initial or remaining non-cancelable lease term of one or more years are set forth as follows:


                                                OPERATING      CAPITAL
YEAR ENDING FEBRUARY 28 or 29,                    LEASES        LEASES
----------------------------------------        ----------     --------
   2001                                         $  119,702     $  8,067
   2002                                            116,660        7,890
   2003                                            116,033        7,691
   2004                                            114,116        7,622
   2005                                            111,163        7,446
   Thereafter                                    1,178,728       75,701
                                                ----------     --------

   Total Minimum Rentals                        $1,756,402      114,417
                                                ==========

  Less Amount Representing Interest                              52,460
                                                               --------

  Present Value of Net Minimum Rentals                         $ 61,957
                                                               ========

Minimum rental expense related to operating leases was $102,888, $74,610 and $31,368 for the years ended February 28 or 29, 2000, 1999 and 1998, respectively. Percentage rental expense for those same periods was $7,521, $7,265 and $3,449, respectively.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)

NOTE 9 - EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS
---------------------------------------------------

The Company accrues amounts ranging from 17% to 23% of gross salaries in the U.S. and 10% of gross salaries in Canada for fringe benefits (i.e., Medical, Dental, FICA and Savings Plan Contributions), which approximates actual costs incurred.

Profit Sharing and Savings Plan

The Company has a defined contribution Profit Sharing and Savings Plan ("Savings Plan") for substantially all eligible salaried employees in the United States and Canada under which the Company contributes by matching 50% of the employee contribution up to a maximum of 6% of the statutory limit of eligible compensation. A participant may elect to contribute up to an additional 10% of eligible compensation (subject to the statutory limit), however this amount is not eligible for matching contributions by the Company. The Savings Plan also provides for special profit sharing contributions, the annual amount of which is determined at the discretion of the Company. The expense recorded by the Company related to contributions to the Savings Plan aggregated $2,377, $1,922 and $1,670 for the years ended February 28 or 29, 2000, 1999, and 1998, respectively.

Employee Health and Welfare and Other Post-retirement Benefits

The Company provides health and welfare benefits and post-retirement benefits to eligible executives and employees in the United States and Canada. The Company has accrued post-retirement benefits of $3,640 and $3,846 at February 29, 2000 and February 28, 1999, respectively, and recognized an annual cost of nil, $162 and $339 for the years ended February 28 or 29, 2000, 1999, and 1998, respectively. The cost and accrued benefit obligations are calculated using a discount rate of 8% and 7% for the years ended February 29, 2000 and February 28, 1999, respectively, and a health care trend rate of 5% for fiscal years 1999 and 2000.

Pension Plans

As a result of the Combination, the Company acquired the U.S. and Canadian pension plans previously administered by Cineplex Odeon.

Cineplex Odeon had a defined benefit pension plan covering all full-time employees in the United States which provides benefits based on years of service and the employees' compensation for certain periods during the last years of employment. During the prior fiscal year, the Company decided to freeze benefits under this plan and convert the plan to a cash balance plan. This plan was restructured as of January 1, 1999 and all eligible employees previously covered under the plan became eligible to participate in the Company's Savings Plan. The fair value of the pension plan assets acquired and the projected benefit obligations assumed as a result of the Combination were $6,679 and $12,779, respectively. As of February 28 or 29, 2000 and 1999, the pension fund assets were $7,256 and $7,276, respectively, the projected benefits obligations were $11,137 and $13,000, respectively, and the Company had accrued pension costs of $4,661 and $5,724, respectively, associated with this plan. Additionally, the Company has recognized an annual cost of $402 and nil for the year ended February 29, 2000 and February 28, 1999, respectively. The cost and accrued benefit obligations associated with the pension plan were calculated utilizing a discount rate of 8% and 7% for the years ended February 29, 2000 and February 28, 1999, respectively, and a long-term rate of return of 8.5% for fiscal years 1999 and 2000.

The Company has a pension plan covering substantially all full-time Canadian employees. Prior to January 1, 1993 this plan was a defined benefit plan, and effective on that date it was converted to a defined contribution plan. At the date of conversion, benefits under the defined benefit plan were frozen. The actuarial estimate for the plan covering Canadian employees indicate a surplus of pension fund assets over accrued benefits of approximately $1,538 and $1,485 as of February 29, 2000 and February 28, 1999. The cost and accrued benefit obligations associated with the pension plan were calculated utilizing a discount rate of 7% and a long-term rate of return of 7% for fiscal years 1999 and 2000.

Other Plans

Various employees are covered by union sponsored pension plans. The contributions are determined in accordance with provisions of negotiated labor contracts. Under these agreements, benefit expenses aggregated $1,790, $1,731 and $1,204 for the years ended February 28 or 29, 2000, 1999 and 1998, respectively.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)

The Company also has a non-funded deferred compensation plan for certain employees. As of February 29, 2000 and February 28, 1999, liabilities under this plan were $496 and $99, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS
------------------------------------

The Company has exhibited films distributed by SPE in the past, and expects to continue to do so in the future. Payments are based on negotiated and/or contracted rates established on terms that management believes are on an arm's-length basis. At February 29, 2000 and February 28, 1999, the Company owed SPE and affiliates $6,186 and $1,950, respectively, under film licensing agreements. The Company has recognized film rental expenses relating to the exhibition of films distributed by SPE in the amount of $38,449, $33,799 and $30,399, for the years ended February 28 or 29, 2000, 1999 and 1998, respectively. Additionally, the Company leases a theatre property from an affiliate of SCA. Total occupancy related payments during fiscal year 2000 were $1,967.

The Company has exhibited films distributed by Universal in the past, and expects to continue to do so in the future. Payments are based on negotiated and/or contracted rates established on terms that management believes are on an arm's-length basis. At February 29, 2000 and February 28, 1999, the Company owed Universal $5,221 and $1,814, respectively, under film licensing agreements. The Company has recognized film rental expenses relating to the exhibition of films distributed by Universal in the amount of $51,266 and $20,222 for the years ended February 28 or 29, 2000 and 1999, respectively.

At February 28, 1998, the Company had debt due to SCA affiliates totaling $296.3 million. This amount was comprised of a promissory note and working capital advances. The debt due to SCA affiliates carried interest at an intercompany interest rate determined by SCA (5.9% at February 28, 1998) and was due October 31, 1998. This amount was repaid in conjunction with the closing of the Combination on May 14, 1998. Interest expense incurred on the "Debt due to SCA Affiliates" was nil, $6,942 and $14,638 for the years ended February 28 or 29, 2000, 1999 and 1998, respectively.

In addition to the above related party transactions, SCA and LCP provided certain services to one another, primarily relating to activities prior to the Combination. SCA affiliates provided certain services relating to the following activities: Insurance and risk management services, including excess liability, workman's compensation and officers and directors coverage among others, benefits administration and payroll processing, and tax processing services. LCP provided certain services to SCA affiliates relating to the following activities: Finance, Administrative and MIS support. The net amount charged to the Company for these services amounted to $143, $610 and $570 for the years ended February 28 or 29, 2000, 1999 and 1998, respectively. For the years ended February 28 or 29, 2000, 1999 and 1998, the Company was also charged by a SCA affiliate for certain administrative related services in the amounts of nil, $115 and $1,835, respectively. The Company believes the costs of the above mentioned services are commensurate with that which would be charged by third parties for similar services.

NOTE 11 - INCOME TAXES
-----------------------

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". This statement applies to an asset and liability approach that requires the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recognized in the consolidated financial statements and tax returns.

For periods prior to the closing of the Combination, the Company filed a consolidated tax return with SCA for federal income tax purposes and combined tax returns with SCA in certain state and local jurisdictions. However, for financial reporting purposes, the Company calculated federal, state and local income taxes as if it filed its returns on a stand-alone basis. Any state or local income tax liability resulting from separately filed income tax returns by the Company was recorded as state and local income taxes payable. For the period after the closing of the Combination and all future periods, the Company will file a consolidated tax return for federal income tax purposes, and appropriate state and local tax returns, independent of SCA.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


The provision for income taxes consists of the following:

                                  FEBRUARY 29,  FEBRUARY 28,   FEBRUARY 28,
                                          2000          1999           1998
                                  ------------  ------------   ------------
Current tax expense/(benefit)
 U.S. Federal                           $    -       $     -        $ 4,013
 State and Local                           593        (1,321)         2,551
     Foreign                             1,069           618              -
                                        ------       -------        -------
   Total Current                         1,662          (703)         6,564
Deferred tax expense/(benefit)
 U.S. Federal                                -         1,929         (2,744)
 State and Local                             -           961         (1,069)
                                        ------       -------        -------

   Total tax provision                  $1,662       $ 2,187        $ 2,751
                                        ======       =======        =======

Reconciliation of the provision for income taxes to the statutory federal income tax rate follows:

                                                                        FEBRUARY 29,           FEBRUARY 28,       FEBRUARY 28,
                                                                                2000       %      1999       %     1998     %
                                                                        --------------------   ---------------   -------------
(Benefit)/provision on pre-tax (loss)/income at statutory
 federal income tax rate                                                    $(17,405)  (35.0)  $(1,293)   (35.0)  $  914   35.0
(Benefit)/provision for state and local taxes (net of federal income
 tax benefit)                                                                    385     0.8      (234)    (6.3)     963   36.9
Change in valuation allowance                                                 13,205    26.6    (1,000)   (27.1)       -      -
Impact of foreign operations (primarily minimum/capital taxes)                 1,069     2.1       618     16.7        -      -
Other non-deductible expenses (primarily amortization
 of goodwill and other intangible assets)                                      4,408     8.9     4,096    110.9      874   33.5
                                                                            --------   -----   -------    -----   ------  -----

                                                                            $  1,662     3.4   $ 2,187     59.2   $2,751  105.4
                                                                            ========   =====   =======    =====   ======  =====

Significant components of the deferred tax assets and liabilities follow:

                                          FEBRUARY 29,   FEBRUARY 28,
                                                  2000           1999
                                          ------------   ------------
Net deferred tax assets:
Net operating loss carryforwards             $ 211,860      $ 206,038
Contractual obligations                         47,119         56,642
Book/tax fixed asset basis differences          25,588         27,687
Loss on sale/disposals of theatres              15,110         20,143
Other                                           15,150         16,676
                                             ---------      ---------
                                               314,827        327,186
Less: Valuation allowance                     (296,854)      (308,379)
                                             ---------      ---------
Total net deferred tax assets                   17,973         18,807

Net deferred tax liabilities:
Depreciation and Amortization                   17,973         18,807
                                             ---------      ---------
Total net deferred tax liabilities              17,973         18,807
                                             ---------      ---------

    Net Deferred Tax Liability               $       -      $       -
                                             =========      =========

The valuation allowance of $296.9 million as of February 29, 2000 represents a provision for the uncertainty as to the realization of deferred tax assets, including temporary differences associated with certain contractual obligations, book/tax fixed asset basis differences and net operating loss ("NOL") carryforwards. The Company has concluded that based upon expected future results, it cannot be reasonably assured that the deferred tax asset balance will be realized. During the current year, the valuation allowance for deferred tax assets decreased by approximately $11.5 million. This decrease was primarily due to expiration of NOL's of $24.7 million at February 29, 2000 partially offset by the generation of NOL's relating to a book taxable loss of $13.2 million. For tax purposes, NOL's of approximately $493 million, expiring between the years 2001 and 2019, are available to offset future

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


taxable income. A portion of the U.S. NOL carryforwards, in the amount of $267.7 million, is subject to certain limitations and restrictions under the Internal Revenue Code of 1986, as amended.

No provisions have been made for foreign withholding taxes or United States income taxes associated with the cumulative undistributed earnings of foreign subsidiaries as of February 29, 2000, as these earnings are expected to be reinvested in working capital and other business needs indefinitely. A determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. Moreover, any additional taxes payable on these earnings if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

NOTE 12 - SEGMENT AND GEOGRAPHIC DATA
-------------------------------------

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that the internal organization that is used by management for making operating decisions and assessing performance be the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position.

The Company is engaged in one line of business, motion picture exhibition. The following table presents summarized financial information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas.


                                           UNITED                           INT.'L/
                                           STATES           CANADA            OTHER          CONSOLIDATED
                                       ----------        ---------         --------          ------------
February 29, 2000

   Box office revenue                  $  525,698         $119,847          $ 2,229            $  647,774
   Concessions                         $  191,749         $ 51,088          $   674            $  243,511
   Total operating revenue             $  744,773         $180,272          $ 5,378            $  930,423
   Income/(loss) from operations       $   28,140         $   (834)         $(4,306)           $   23,000
   Total assets                        $1,487,981         $362,998          $56,410            $1,907,389
   Capital expenditures                $  149,158         $ 28,778          $ 7,414            $  185,350
   Depreciation and
      amortization expense             $   91,861         $ 20,586          $   600            $  113,047

February 28, 1999

   Box office revenue                  $  489,980         $ 95,895          $ 1,203            $  587,078
   Concessions                         $  186,336         $ 41,586          $   410            $  228,332
   Total operating revenue             $  703,532         $145,148          $ 2,480            $  851,160
   Income/(loss) from operations       $   45,817         $  9,512          $(1,806)           $   53,523
   Total assets                        $1,444,547         $339,773          $21,881            $1,806,201
   Capital expenditures                $  113,978         $ 33,220          $     -            $  147,198
   Depreciation and
      amortization expense             $   79,744         $ 10,851          $   125            $   90,720

February 28, 1998

   Box office revenue                  $  296,933         $      -          $     -            $  296,933
   Concessions                         $  104,009         $      -          $     -            $  104,009
   Total operating revenue             $  413,510         $      -          $     -            $  413,510
   Income/(loss) from operations       $   16,931         $      -          $     -            $   16,931
   Total assets                        $  728,551         $      -          $     -            $  728,551
   Capital expenditures                $   42,431         $      -          $     -            $   42,431
   Depreciation and
      amortization expense             $   52,307         $      -          $     -            $   52,307

No single customer accounts for more than 10% of total revenues for each of the three years ended February 29, 2000.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


NOTE 13 - STOCK OPTION PLANS
----------------------------

During fiscal 1998, the Company created the 1997 Stock Incentive Plan ("the Plan") providing for the granting of options to employees, officers, directors, consultants, and advisors of the Company or an affiliate. The Plan is administered by a committee of the Board of Directors (the "Committee"). The Plan provides for the grants or awards of incentive and non-qualified stock options, stock appreciation and dividend equivalent rights, restricted stock, performance units and performance shares. During December 1997, the Company granted non-qualified stock options to certain key employees. During April 1999, the Company granted 1,991,472 additional non-qualified stock options to 900 of its employees. Under the Plan, the Company has a total of 5,862,265 shares available for the grant of awards. As of February 29, 2000, an aggregate of 5,152,560 shares were outstanding with 709,705 available for future grant. During April 2000, the Committee approved a grant of 340,000 of these non-qualified stock options to the Company's employees. These options granted, in addition to the 369,705 options available for future grant, could potentially dilute future earnings per share. Except in the case of 500,000 options granted, which vested immediately, the options generally vest and become exercisable ratably over a five year period, commencing on the first anniversary of the closing date of the Combination, but in any event, will be fully vested and exercisable as of the fifth anniversary of the date of grant. The options generally expire ten years after grant.

Cineplex Odeon had a stock option plan in place prior to the Combination. Following the Combination, the Cineplex Odeon options were converted to 1.2 million options in LCP shares at an exchange ratio of 10 for 1 and the historical option prices were converted by a factor of 10 times. The Cineplex Odeon options denominated in Canadian dollars have been converted utilizing the exchange rate in effect on the date of conversion. The conversion costs relating to the Cineplex Odeon options were not material.

The following table summarizes information about the stock options outstanding at February 29, 2000 and February 28, 1999 (per share amounts are in whole dollars):

                                                        2000                                   1999
                                                        ----                                   ----
                                                Number of      Weighted Average      Number of        Weighted Average
                                                 Shares         Exercise Price        Shares           Exercise Price
                                                 ------         ----------------      ------           --------------
Shares  under option:
  Outstanding at beginning of year               3,336,553      $     13.059          2,170,000        $    13.125
  Granted                                        1,991,472      $     11.140                 --        $        --
  Cineplex Odeon Options Converted                      --      $         --          1,223,843        $    12.939
  Exercised                                             --      $         --            (19,802)       $    12.910
  Forfeited/Expired                               (175,465)     $     11.201            (37,488)       $    13.063
                                               -----------------------------        ------------------------------
Outstanding at end of year                       5,152,560      $     12.381          3,336,553        $    13.059
Options exercisable at year-end                  2,033,511      $     12.994          1,626,016        $    13.000
Weighted average fair value of
  options granted/converted                                     $       4.35                           $      8.24

The Company applies APB No. 25 and related interpretations in accounting for the Plan. For purposes of the disclosure below, compensation costs for the Plan have been determined based upon the fair value at the date of grant for awards under the Plan, consistent with the methodology under SFAS No. 123, utilizing the Black-Scholes option pricing model based on the following assumptions:

                                            2000    1999
                                           -----   -----
          Expected life (years)                5    2.58
          Expected volatility              34.27%  33.98%
          Expected dividend yield             --      --
          Risk free interest rate           5.13%   5.61%

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


The Company's net loss and loss per share for the years ended February 29, 2000 and February 28, 1999 are presented in the pro forma amounts indicated below:

                                        2000       1999      1998
                                        ----       ----      ----
Net loss                  As reported  ($51,390)  ($5,880)    ($139)
                                       ========   =======   =======
                          Pro forma    ($53,102)  ($7,323)  ($1,555)
                                       ========   =======   =======

Loss per share-basic      As reported    ($0.88)   ($0.12)   ($0.01)
                                       ========   =======   =======
                          Pro forma      ($0.91)   ($0.15)   ($0.08)
                                       ========   =======   =======

Loss per share-diluted    As reported    ($0.88)   ($0.12)   ($0.01)
                                       ========   =======   =======
                          Pro forma      ($0.91)   ($0.15)   ($0.08)
                                       ========   =======   =======

NOTE 14 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Commitments

The Company has entered into commitments for the future development and construction of theatre properties aggregating approximately $428.9 million (including letters of credit of approximately $15.5 million) anticipated to be funded over the next three year period. The Company has also guaranteed an additional $35.4 million related to obligations under lease agreements entered into by MJT. The Company is of the opinion that MJT will be able to perform its obligations and that no payment will be required and no losses will be incurred under these guarantees.

ADA Litigation

The Department of Justice, in coordination with the New York City Commission on Human Rights, is currently investigating Cineplex Odeon's theatres in New York City with respect to its compliance with the Americans with Disabilities Act ("ADA") and the New York City Human Rights Law. The Department of Justice has alleged that its investigation had identified numerous violations of the ADA. The Company has opposed, and will continue to vigorously oppose the allegations and claims of the Department of Justice with respect to the compliance of these theatres under the ADA. However, the Company cannot guarantee that the remediation costs relating to the ADA will not be material.

Environmental Litigation

One of the Company's leased drive-in theatres and one formerly leased drive-in theatre, both in the State of Illinois, are located on properties on which certain third parties disposed of, or may have disposed of, substantial quantities of construction debris, auto shredder residue and other debris. Such material may contain hazardous substances. One of these properties is the subject of an action, filed in August 1998 in the circuit court of Cook County, Illinois by the Illinois Attorney General's office seeking civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and ground water testing and remediation, if necessary. The Company's range of probable liability with respect to this action cannot be reasonably estimated at this time due to several unknown factors, including the scope of contamination at the theatre property, the likelihood of any particular remedial action being required, the allocation of liability, if any, to other responsible parties, and the ability of such parties to satisfy their share of such liability. The Company will continue to evaluate future information and developments with respect to conditions at the theatre property and will periodically reassess any liability accordingly. Based on the foregoing, there can be no assurance that the Company's liability, if any, in connection with this action will not be material.

Other

Other than the lawsuits noted above, the Company is a defendant in various lawsuits arising in the ordinary course of business and is involved in certain environmental matters. From time to time the Company is involved in disputes with landlords, contractors and other third parties. It is the opinion of management that any liability to the Company which may arise as a result of these matters will not have a material adverse effect on its operating results and financial position.

REPORTS OF MANAGEMENT AND INDEPENDENT ACCOUNTANTS

REPORT OF MANAGEMENT
TO THE SHAREHOLDERS OF LOEWS CINEPLEX ENTERTAINMENT CORPORATION

The accompanying consolidated financial statements of Loews Cineplex Entertainment Corporation and its subsidiaries have been prepared by management, who are responsible for the integrity and objectivity of these statements. The statements have been prepared in conformity with generally accepted accounting principles and include amounts based on management's best estimates and judgments.

Management has established and maintains a system of internal control designed to provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or are detected within a timely period. The system of internal control includes widely communicated statements of policies and business practices which are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. The internal controls are augmented by policies and procedures that provide for appropriate delegation of authority and division of responsibility and by a program of internal audit with management follow-up.

The Audit Committee of the Board of Directors, composed entirely of outside directors, meets periodically with the Company's independent accountants, management and internal auditors to review accounting, auditing, internal accounting controls and financial reporting matters. The independent accountants and the internal auditors have free access to this committee.

May 1, 2000


/s/  Lawrence J. Ruisi                        /s/  John J. Walker                         /s/  Joseph Sparacio
___________________________________           ____________________________________        ____________________________________
Lawrence J. Ruisi                             John J. Walker                              Joseph Sparacio
President & Chief Executive Officer           Senior Vice President                       Vice President, Finance & Controller
                                              Chief Financial Officer & Treasurer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Loews Cineplex Entertainment Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Loews Cineplex Entertainment Corporation and its subsidiaries (the "Company") at February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
May 1, 2000

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                    SELECTED QUARTERLY DATA (UNAUDITED)(1)
  (all dollar amounts in thousands of U.S. dollars, except per share amounts)



                                                              FIRST       SECOND         THIRD            FOURTH
                                                            QUARTER      QUARTER       QUARTER      QUARTER/(2)/           TOTAL
                                                          ---------     --------     ---------     -------------        --------
February 29, 2000

  Revenue                                                  $201,784     $303,292      $209,250          $216,097        $930,423
  (Loss)/Income from operations                            $ (5,155)    $ 34,291      $ (6,320)         $    184        $ 23,000
  Net (loss)/income                                        $(21,879)    $ 15,863      $(23,838)         $(21,536)       $(51,390)
  (Loss)/Earnings per share - basic and diluted            $   (.37)    $    .27      $   (.41)         $   (.37)       $   (.88)
  Stock prices - New York Stock Exchange (US$)
    High                                                   $  12.88     $  10.94      $   8.38          $   6.50        $  12.88
    Low                                                    $   9.13     $   7.94      $   6.19          $   4.13        $   4.13
  Stock prices - Toronto Stock Exchange (CDN$)
    High                                                   $  18.50     $  16.05      $  12.50          $   9.40        $  18.50
    Low                                                    $  13.60     $  11.75      $   9.00          $   5.95        $   5.95

February 28, 1999 (3)

  Revenue                                                  $117,814     $297,459      $211,414          $224,473        $851,160
  Income from operations                                   $  5,244     $ 33,184      $    233          $ 14,862        $ 53,523
  Net (loss)/income                                        $   (743)    $  8,274      $(12,106)         $ (1,305)       $ (5,880)
  (Loss)/Earnings per share - basic and diluted            $   (.03)    $    .17      $   (.21)         $   (.02)       $   (.12)
  Stock prices - New York Stock Exchange (US$)
    High                                                   $  19.00     $  15.50      $  10.69          $  10.88        $  19.00
    Low                                                    $  15.44     $   7.88      $   7.50          $   8.63        $   7.50
  Stock prices - Toronto Stock Exchange (CDN$)
    High                                                   $  27.95     $  22.80      $  16.55          $  16.70        $  27.95
    Low                                                    $  22.70     $  12.90      $  11.50          $  12.45        $  11.50

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share do not necessarily equal the total for the year.

Notes:
(1) The Company's business is seasonal with a substantial portion of its revenues being derived during the summer months and holiday season.

(2) Depreciation and amortization costs include adjustments necessary to reflect the allocation of purchase price to the fair value of Cineplex Odeon assets acquired and liabilities assumed as part of the Combination. This allocation of value was substantially completed during the fourth quarter of fiscal year 1999 and was completed during the first quarter of the current fiscal year. As a result, adjustments of approximately $3.2 million to reduce previous preliminary estimates of depreciation and amortization expense were recorded in the fourth quarter of fiscal year 1999.

(3) Results for the fiscal year ended February 28, 1999 include the operating results for Cineplex Odeon for the period May 15, 1998 through February 28, 1999. Cineplex Odeon became a subsidiary of the Company on May 14, 1998.

                      Report of Independent Accountants on
                         Financial Statement Schedules

To the Board of Directors
of Loews Cineplex Entertainment Corporation:

   Our audits of the consolidated financial statements referred to in our report dated May 1, 2000 appearing in the 2000 Annual Report to Shareholders of Loews Cineplex Entertainment Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
May 1, 2000

                                                                     SCHEDULE II

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                         (IN THOUSANDS OF U.S. DOLLARS)

                                                Additions
                                    Balance at (Charged to Deductions Balance at
                                    Beginning   Costs and  and Other    End of
                                    of Period   Expenses)   Charges     Period
                                    ---------- ----------- ---------- ----------
Year Ended February 29, 2000
  Reserve for net book value of
   property, equipment and
   leaseholds......................   $7,309     $5,534     $12,706     $  137
  Reserve for other costs..........   $4,044     $    0     $ 2,256     $1,788
Year Ended February 28, 1999
  Reserve for net book value of
   property, equipment and
   leaseholds......................   $5,999     $4,800     $ 3,490     $7,309
  Reserve for other costs..........   $3,797     $1,050     $   803     $4,044
Year Ended February 28, 1998
  Reserve for net book value of
   property, equipment and
   leaseholds......................   $3,979     $4,409     $ 2,389     $5,999
  Reserve for other costs..........   $    0     $4,656     $   859     $3,797