Form 10-Q
period 2000-05-31
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 2000-07-06
CIK 1054588

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2000


                        Commission file number 1-14099


                   Loews Cineplex Entertainment Corporation
                   ----------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                  13-3386485
   ----------------------------------       ------------------------------------
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

           711 Fifth Avenue
          New York, New York                              10022
   ----------------------------------       ------------------------------------
         (Address of Principal                          (Zip Code)
          Executive Offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 833-6200
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

Common Stock outstanding (including non-voting common stock) - 58,622,646 shares at May 31, 2000

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements


                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

                                                                                              May 31,     February 29,
                                                                                                 2000             2000
                                                                                          -----------     ------------
                                                                                          (Unaudited)
                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                               $    42,126     $     31,735
  Accounts receivable                                                                          13,760           17,288
  Inventories                                                                                   4,638            5,148
  Prepaid expenses and other current assets                                                     5,404            6,057
                                                                                          -----------     ------------
        TOTAL CURRENT ASSETS                                                                   65,928           60,228

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                                     1,237,104        1,218,334
OTHER ASSETS
  Investments in and advances to partnerships                                                  80,829           75,932
  Goodwill, net                                                                               490,027          493,390
  Other intangible assets, net                                                                 22,084           22,704
  Deferred charges and other assets                                                            35,255           36,801
                                                                                          -----------     ------------
        TOTAL ASSETS                                                                      $ 1,931,227     $  1,907,389
                                                                                          ===========     ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                   $   221,112     $    201,077
  Deferred revenue                                                                              6,845            8,625
  Current maturities of long-term debt and other obligations                                    1,314            1,409
  Current portion of capital leases                                                             2,843            2,740
                                                                                          -----------     ------------
        TOTAL CURRENT LIABILITIES                                                             232,114          213,851

LONG-TERM DEBT AND OTHER OBLIGATIONS                                                          870,543          839,029
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                            58,401           59,217
ACCRUED PENSION AND POST RETIREMENT OBLIGATIONS                                                 8,275            8,325
OTHER LIABILITIES                                                                             179,186          168,165
                                                                                          -----------     ------------
        TOTAL LIABILITIES                                                                   1,348,519        1,288,587
                                                                                          -----------     ------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
  Common stock ($.01 par value, 300,000,000 shares authorized; 58,538,646
    shares issued and outstanding at May 31, 2000 and at February 29, 2000)                       586              586
  Common stock-Class B non-voting ($.01 par value, 10,000,000 shares authorized;
    84,000 shares issued and outstanding at May 31, 2000 and at February 29,
    2000)                                                                                           1                1
  Accumulated other comprehensive income                                                       (4,788)            (167)
  Additional paid-in capital                                                                  671,707          671,707
  Retained deficit                                                                            (84,798)         (53,325)
                                                                                          -----------     ------------
        TOTAL STOCKHOLDERS' EQUITY                                                            582,708          618,802
                                                                                          -----------     ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,931,227     $  1,907,389
                                                                                          ===========     ============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)


                                                                       For the Three Months Ended
                                                                    ---------------------------------
                                                                        May 31,               May 31,
                                                                           2000                  1999
                                                                    -----------           -----------
REVENUES
  Box Office                                                        $   143,546           $   141,373
  Concession                                                             54,425                53,185
  Other                                                                   7,299                 7,226
                                                                    -----------           -----------
                                                                        205,270               201,784
                                                                    -----------           -----------

EXPENSES
  Theatre operations and other expenses                                 162,385               161,120
  Cost of concessions                                                     8,639                 7,605
  General and administrative                                             12,634                12,135
  Depreciation and amortization                                          30,586                26,079
  Loss on sale/disposal of theatres                                         110                     -
                                                                    -----------           -----------
                                                                        214,354               206,939
                                                                    -----------           -----------
LOSS FROM OPERATIONS                                                     (9,084)               (5,155)
INTEREST EXPENSE                                                         21,607                16,065
                                                                    -----------           -----------
LOSS BEFORE INCOME TAXES                                                (30,691)              (21,220)
INCOME TAX EXPENSE                                                          782                   659
                                                                    -----------           -----------

NET LOSS                                                            $   (31,473)          $   (21,879)
                                                                    ===========           ===========

  Weighted Average Shares Outstanding - basic and diluted            58,622,646            58,622,646

  Net Loss per Share - basic and diluted                            $      (.54)          $      (.37)
                                                                    ===========           ===========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                                   For the Three Months Ended
                                                                                                  ----------------------------
                                                                                                   May 31,             May 31,
                                                                                                      2000                1999
                                                                                                  --------            --------
OPERATING ACTIVITIES
  Net loss                                                                                        $(31,473)           $(21,879)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization                                                                  30,586              26,079
     Loss on sale/disposal of theatres                                                                 110                   -
     Equity earnings from long-term investments, net of distributions
       received                                                                                      1,831                 357
  Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                                 3,528               4,235
     Increase/(decrease) in accounts payable and accrued expenses                                   21,815              (2,146)
     Increase/(decrease) in other operating assets and liabilities, net                              4,367              (9,972)
                                                                                                  --------            --------
NET CASH PROVIDED/(USED) BY OPERATING ACTIVITIES                                                    30,764              (3,326)
                                                                                                  --------            --------

INVESTING ACTIVITIES
  Investments in and advances to partnerships, net                                                  (6,728)             (1,046)
  Capital expenditures                                                                             (52,940)            (34,401)
  Merger related costs                                                                                   -              (1,051)
                                                                                                  --------            --------
NET CASH USED IN INVESTING ACTIVITIES                                                              (59,668)            (36,498)
                                                                                                  --------            --------

FINANCING ACTIVITIES
  Proceeds from Senior Revolving Credit Facility, net of repayments and deferred
    financing fees                                                                                  32,000              37,500
  Proceeds from sale of interest rate swaps                                                          8,650                   -
  Repayment of long-term debt                                                                       (1,355)               (930)
                                                                                                  --------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           39,295              36,570
                                                                                                  --------            --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                                    10,391              (3,254)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                    31,735              48,174
                                                                                                  --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $ 42,126            $ 44,920
                                                                                                  ========            ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


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

The Combination has been accounted for under the purchase method of accounting and, accordingly, the cost to acquire Cineplex Odeon has been allocated to the assets acquired and liabilities assumed of Cineplex Odeon based on their respective fair values, with the excess purchase price allocated to goodwill. The Company arranged for an independent valuation and other studies required to determine the fair value of the assets acquired and liabilities assumed. These valuations and studies were completed during the first quarter of fiscal year 2000.

As of May 31, 2000, LCP owns, or has interests in, and operates 2,967 screens at 385 theatres in 22 states and the District of Columbia, six Canadian provinces, Spain, Hungary, Turkey and Austria. The Company's principal markets include New York and the metropolitan area, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle and Washington D.C. in the U.S.; Toronto, Montreal and Vancouver in Canada; and Madrid, Spain. The Company holds a 50% partnership interest in each of the Yelmo Cineplex de Espana ("Yelmo"), Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships. Yelmo, LST and MJT hold interests in and operate 30 locations, comprising a total of 347 screens. Screens and locations for the partnerships are included in the Company amounts referred to above. The Company also holds a 50% interest in a joint venture in Italy with plans to develop multiplexes over the next five years.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

On June 23, 1999, the Financial Accounting Standards Board decided to defer the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity". As a result of this deferral, SFAS No. 133 will be effective for all of the Company's fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that the Company recognize those items as assets or liabilities in the statement of financial position and

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED
-------------------------------------------------

measure them at fair value. The Company expects to adopt this standard when required and does not believe that it will have a significant impact on its operating results or financial position.

On June 26, 2000, the Securities and Exchange Commission ("SEC") decided to defer the effective date of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". As a result of this deferral, SAB No. 101 will be effective for all of the Company's fiscal quarters beginning December 1, 2000, requiring retroactive application to the beginning of the Company's 2001 fiscal year with restatement, if necessary, of all quarters for the current fiscal year. SAB No. 101 expresses the views of the SEC staff in applying GAAP to certain revenue recognition issues. The Company is currently evaluating the impact, if any, of SAB No. 101 on its financial position and its results of operations.

NOTE 3 - COMPREHENSIVE INCOME
-----------------------------

The following components are reflected in the Company's comprehensive income:

                                                       Three Months Ended
                                                  May 31,               May 31,
                                                     2000                  1999
                                                 --------              --------

Net loss                                         $(31,473)             $(21,879)
Other comprehensive income                         (4,621)                2,494
                                                 --------              --------
Comprehensive income                             $(36,094)             $(19,385)
                                                 ========              ========


The following is a reconciliation of the Company's accumulated other comprehensive income:

                                        Three Months Ended
                                              May 31, 2000
                                        ------------------
Accumulated other comprehensive
income as of March 1, 2000                         $  (167)
Other comprehensive income for the
three months ended May 31, 2000:
    Foreign currency translation
    adjustment, net of income tax
    benefit of $2,952                               (3,943)
    Unrealized loss on marketable
    securities, net of income tax
    benefit of $507                                   (678)
                                                   -------
Accumulated other comprehensive
income as of May 31, 2000                          $(4,788)
                                                   =======

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 4 - SEGMENT AND GEOGRAPHIC DATA
------------------------------------

The Company is engaged in one line of business, motion picture exhibition. The following table presents summarized financial information about the Company by geographic area. There were no material amounts of sales among geographic areas.


                             UNITED               INT'L/
                             STATES     CANADA     OTHER    CONSOLIDATED
                         ----------   --------   -------   -------------

Three Months Ended
May 31, 2000

  Total revenue          $  168,143   $ 36,119   $ 1,008   $     205,270
  Loss from operations   $   (3,499)  $ (4,129)  $(1,456)  $      (9,084)
  Total assets           $1,498,048   $373,045   $60,134   $   1,931,227


Three Months Ended
May 31, 1999

  Total revenue          $  158,527   $ 42,776   $   481   $     201,784
  Loss from operations   $   (1,825)  $ (2,317)  $(1,013)  $      (5,155)



NOTE 5 - LONG-TERM DEBT AND OTHER OBLIGATIONS
----------------------------------------------

In August 1998, the Company entered into interest rate swap agreements for a period of four years to hedge a portion of the Senior Revolving Credit Facility variable interest rate risk. On May 26, 2000, the Company monetized the value of these contracts and sold these swaps for $8.65 million. The Company believes that it maximized the value of these contracts as a result of this sale. As the Company had accounted for these swaps as interest rate hedges, the gain realized from the sale has been deferred and will be amortized as a credit to interest expense over the remaining original term of these swaps (August 2002). The current portion of this gain is included in Accounts Payable and Accrued Expenses and the long-term portion of this gain is included in Other Liabilities.


NOTE 6 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Commitments

The Company has entered into commitments for the future development and construction of theatre properties aggregating approximately $361.9 million (including letters of credit of approximately $18.1 million) anticipated to be funded over the next three year period. The Company has also guaranteed an additional $34.8 million related to obligations under lease agreements entered into by MJT. The Company is of the opinion that MJT will be able to perform under its respective obligations and that no payment will be required and no losses will be incurred under these guarantees.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES, CONTINUED
--------------------------------------------------

ADA Litigation

The Department of Justice, in coordination with the New York City Commission on Human Rights, is currently investigating the Company's theatres in New York
City with respect to its compliance with the Americans with Disabilities Act ("ADA") and the New York City Human Rights Law. The Department of Justice has alleged that its investigation has identified numerous violations of the ADA. The Company has opposed, and will continue to vigorously oppose, the allegations and claims of the Department of Justice with respect to the compliance of these theatres under the ADA. However, the Company cannot guarantee that the remediation costs relating to the ADA will not be material.

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

OTHER

Other than the lawsuits noted above, the Company is a defendant in various lawsuits arising in the ordinary course of business and is involved in certain environmental matters. From time to time the Company is involved in disputes with landlords, contractors and other third parties. It is the opinion of management that any liability to the Company which may arise as a result of these matters will not have a material adverse effect on its operating results or financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of the Loews Cineplex Entertainment Corporation ("we", "us" and "our") financial condition and operating results should be read in conjunction with our unaudited consolidated financial statements for the three month periods ended May 31, 2000 and 1999.

This discussion incorporates operating results of partnerships in which we have an interest to the extent of our equity share as required by the equity method of accounting, except as otherwise noted.

Results of Operations

Three Months Ended May 31, 2000 Compared to Three Months Ended May 31, 1999

Operating Revenues are generated primarily from box office revenues, concession sales and other ancillary revenues. Operating revenues of approximately $205.3 million for the three months ended May 31, 2000 were $3.5 million higher than the three months ended May 31, 1999. Box office revenues for the three months ended May 31, 2000 of approximately $143.5 million were $2.2 million higher, and concession revenues of approximately $54.4 million were $1.2 million higher in comparison to the three months ended May 31, 1999. These increases in operating revenues were due primarily to additional revenue from new theatre openings and improvements in admission and concession revenues per patron. These increases in revenues, which aggregated $24.7 million, were partially offset by other reductions in operating revenues, which aggregated $21.2 million, including the impact of theatres that were disposed of and a decline in attendance levels primarily at some of our older theatres.

Operating Costs of approximately $171.0 million for the three months ended May 31, 2000 were approximately $2.3 million higher than the three months ended May 31, 1999. This increase is due primarily to the aforementioned increase in operating revenues and incremental occupancy costs associated with new theatre openings. These increases, which aggregated $21.0 million, were partially offset by lower costs attributable to the impact of theatres that were disposed of, reductions in variable costs commensurate with attendance declines primarily at some of our older locations and lower film rent terms aggregating $18.7 million. The lower film rent terms experienced in the current year (impact of approximately $2.4 million) were favorable in comparison to the film rent terms experienced in the comparable period of the prior year associated with the strong performance of Star Wars - Episode I: The Phantom Menace.

General and Administrative Costs of approximately $12.6 million for the three months ended May 31, 2000 were approximately $500 thousand higher than the three months ended May 31, 1999, due primarily to normal inflationary increases.

Depreciation and Amortization Costs of approximately $30.6 million for the three months ended May 31, 2000 were $4.5 million higher than the three months ended May 31, 1999, due primarily to the incremental depreciation related to investments in new theatres which commenced operations partially offset by the effect of theatre dispositions.

Loss on Sale/Disposal of Theatres of approximately $100 thousand for the three months ended May 31, 2000 was $100 thousand higher than the three months ended May 31, 1999, due primarily to the timing, nature and characteristics of theatre dispositions. During the three months ended May 31, 2000, we disposed of 5 theatre locations comprising 27 screens, which primarily were older, obsolete theatres which generated marginal or negative cash flows. We will continue to aggressively dispose of theatres that are underperforming or non-strategic. See the Liquidity and Capital Resources section for additional information.

Interest Expense of approximately $21.6 million for the three months ended May 31, 2000 was approximately $5.5 million higher than the three months ended May 31, 1999, due primarily to the impact of additional borrowings under our Senior Revolving Credit Facility, which were utilized primarily to fund investments in new theatres and joint ventures and our working capital needs, coupled with the impact of an increase in the variable borrowing rate relating to our Senior Revolving Credit Facility. See the Liquidity and Capital Resources section for additional information.

Attributable EBITDA of $24.1 million for the three months ended May 31, 2000 increased $1.3 million, or 5.8%, in comparison to the three months ended May 31, 1999, due primarily to new theatre openings, higher admission and concession revenue per patron and lower film rent terms as previously discussed. These increases were partially offset by other decreases in Attributable EBITDA including the impact due to the aforementioned lower attendance levels experienced primarily at some of our older locations and the impact of theatres that were disposed of. Attributable EBITDA (earnings before interest, taxes, depreciation and amortization, loss on asset disposal or sales, and equity earnings included in EBITDA plus EBITDA from partnerships, net of partners' share) is a measure that management uses to evaluate our financial performance. Attributable EBITDA measures the amount of cash that we have available for investment or other uses and is used by us as a measure of performance. Attributable EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Attributable EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP. In addition, the Attributable EBITDA measure presented herein may not be comparable to similarly titled measures reported by other companies.

Liquidity and Capital Resources

We have experienced improved operating results as a result of investments in theatres (including new builds and reconfigurations of existing theatres) and the closing of obsolete, unprofitable or uncompetitive theatres. We expect to increase revenues and cash flows as a result of the reconfiguration of the circuit and from the additional future investment in North American and international exhibition. In addition, we continue to realize cost savings and operational efficiencies as a result of the combination with Cineplex Odeon Corporation ("Cineplex Odeon"), hereinafter referred to as the "Combination".

We are continually seeking other potential revenue opportunities in addition to box office and concession revenues. For example, in May 2000, due to our broad demographic audience, we were able to complete a long-term deal to advertise on our U.S. screens, estimated to be worth over time in excess of $60 million. Upon signing this contract, we received $5 million as a non-refundable signing bonus which we have recorded as deferred revenue and are currently amortizing over the life of the contract. Additionally, we earn revenues based upon attendance levels and a contractual rate per patron. This new source of revenue represents our first foray into on-screen advertising with rolling stock in our U.S. theatres. We are considering other forms of in-theatre promotional opportunities as well.

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

At May 31, 2000, we had capital spending commitments aggregating approximately $361.9 million that we anticipate funding over the next three year period for the future development and construction of 34 theatre properties comprising approximately 517 screens. At May 31, 2000, our debt balance included approximately $133.5 million of capital spending on theatre projects in various stages of development including theatres which opened during the last six months. We expect these capital commitments and working capital requirements to be funded by free cash flow (recurring annual earnings before depreciation, amortization and non-cash charges such as loss on sale/disposals of theatres) generated from operations, from our Senior Revolving Credit Facility and by alternative sources of financing such as sale-leaseback transactions, developer financed transactions and international lines of credit. On June 14, 2000, Moody's Investor Services, a ratings agency, downgraded our credit rating together with the credit ratings of three other major exhibitors. This action has contributed to additional tightening in credit opportunities for us. Generally, potential lenders and investors have expressed concern with the state of the industry given the industry's costly build out program and its effect on industry liquidity and company credit. Nonetheless, we continue to pursue alternative financing structures including sale-leaseback deals, developer financed deals (i.e., build-to-suit transactions) and potential equity transactions to monetize existing assets and finance new theatre construction costs. Also see "Factors That May Affect Future Performance". Additionally, our joint venture in Spain is negotiating a revolving credit facility with a group of banks in the amount of Euros 100 million which it expects to have in place by the second or third quarter of fiscal year 2001. The proceeds of this facility will be used to fund new theatre construction activity and operations in Spain.

In connection with the Combination, we entered into a $1 Billion Senior Revolving Credit Facility with Bankers Trust Company, as administrative agent. The Senior Revolving Credit Facility, together with an $84.5 million equity contribution provided by Universal Studios, Inc. ("Universal"), replaced the Sony Corporation of America ("SCA") Credit Facility and Cineplex Odeon's existing credit facility, funded cash paid to Sony Pictures Entertainment Inc. ("SPE") and/or its affiliates upon closing of the Combination, and provides ongoing financing to us to fund working capital requirements and theatre expansion in North America and internationally. This Senior Revolving Credit Facility is comprised of two tranches, a $750 million senior secured revolving credit facility, secured by substantially all of our assets and the assets of our domestic subsidiaries, and a $250 million uncommitted facility. The Senior Revolving Credit Facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin based on our Leverage Ratio (as defined in the credit agreement). On February 24, 2000, our bank group agreed to a first amendment of the Senior Revolving Credit Facility. Under terms of the first amendment, the banks agreed to modify the Maximum Consolidated Leverage Ratio, the Maximum Total Leverage Ratio and the Minimum Debt Service Coverage Ratio, as defined in the agreement, for a period of 18 months. These ratios basically address our ability to access funds under the credit facility as it relates to the Leverage Ratios and Debt Service Ratio. Our borrowings under the Senior Revolving Credit Facility at May 31, 2000 totaled $562 million.

Although our Senior Revolving Credit Facility has a term through August 2003, we will seek to commence negotiations with our Senior Revolving Credit Facility bank group during the next 9 - 15 months, or sooner if necessary, to either extend the terms of the existing agreement or negotiate a new facility subject to prevailing market conditions. There can, of course, be no assurance that we will be able to do so successfully. Among other things, a continued industry downturn, a decline in the expected returns from our new build program, our inability to successfully dispose of underperforming theatres, significant changes in the credit markets, or continued pressure by the rating agencies may adversely affect our ability to renegotiate our Senior Revolving Credit Facility on satisfactory terms. In addition, these same risk factors could impede our ability to comply with the covenant requirements, as currently amended, which would also adversely effect our ability to renegotiate our facility. If we cannot so refinance our Senior Revolving Credit Facility, we would have to seek additional capital through other sources, including asset securitizations or equity offerings. Equity offerings could be potentially dilutive to our existing shareholders. In addition, if we are unable to obtain favorable financings at the levels we seek, we would have to significantly reduce our capital spending plans, which will have a negative impact on our growth and performance. Finally, pending the renegotiation of our Senior Revolving Credit Facility, unsatisfactory operating performance in the near term may require that we seek further relaxation of certain covenants or implementation of other capital raising transactions (such as asset sale-leasebacks) to fund our capital investment plans. Any inability to successfully negotiate interim adjustments to our covenants or otherwise implement alternative capital transactions would have a material adverse effect on our performance and may result in a deferral or reduction of our new build plans.

We continue to believe that the single most important component of our business plan is our commitment to build state-of-the-art, high impact theatres. Our growth plan is predicated upon moderate expansion. New theatre investments in North America and internationally are evaluated in detail prior to commitment with emphasis placed upon the quality and longevity of the cash flow contribution and return on investment. Our new build strategy will continue to require significant amounts of capital which we anticipate funding through a combination of cash flow from operations and from financing activities. See "Factors That May Affect Future Performance".

In August 1998, we entered into interest rate swap agreements for a period of four years to hedge a portion of the Senior Revolving Credit Facility variable interest rate risk. On May 26, 2000, we monetized the value of these contracts and sold these swaps for $8.65 million. We believe that we maximized the value of these contracts as a result of this sale. As we had accounted for these swaps as interest rate hedges, we have deferred the gain realized from the sale which will be amortized as a credit to interest expense over the remaining original term of these swaps (August 2002).

Since the Combination, we pursued the sale of certain theatres in New York City and Chicago that were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached to permit the merger of Loews Theatres with Cineplex Odeon. As a result, during the fourth quarter of fiscal 1999, we sold to Cablevision Systems Corporation 33 screens in 12 theatres in New York City, in accordance with the DOJ order, and an additional 14 screens in 4 theatres in the suburban New York area.

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

Properties

At May 31, 2000, Loews Cineplex, including Star, Magic Johnson and Yelmo Cineplex theatres, operated or had interests in 2,967 screens in 385 theatres, of which 35 theatres were owned by us, 346 theatres were leased and 4 theatres were operated by us under management arrangements. Our leases are entered into on a long-term basis. The lease terms generally range from 20 to 40 years and contain various renewal options, generally in intervals of 5 to 10 years. Theatre leases provide for the payment of a fixed annual rent and, sometimes, a percentage of box office receipts or total theatre revenue. The following tables show the locations of our screens in operation at May 31, 2000, including our partnerships' theatres.


                                 United States                                                   Canada

State                      Screens            Locations         Province                 Screens            Locations
-------------------------------------------------------         -----------------------------------------------------
Arizona                          33                   4         Alberta                       125                  16
California                       80                   9         British Columbia               67                  11
Connecticut                      40                   4         Manitoba                       13                   3
District of Columbia             30                   9         Ontario                       379                  54
Florida                          27                   2         Quebec                        211                  31
Georgia                          12                   1         Saskatchewan                   27                   4
Idaho                            20                   4                                ----------         -----------
Illinois                        320                  45           Total                       822                 119
Indiana                          51                   5                                ==========         ===========
Kentucky                          9                   2
Maryland                        127                  18
Massachusetts                    93                  10                             International
Michigan                        156                  10
Minnesota                        15                   3         Country                   Screens         Locations
New Hampshire                    12                   2         -----------------------------------------------------
New Jersey                      206                  20         Austria                         8                   1
New York                        282                  41         Hungary                         6                   1
Ohio                             32                   2         Spain                         140                  16
Pennsylvania                     49                   3         Turkey                          5                   1
Texas                           169                  18                                ----------         -----------
Utah                             62                  11           Total                       159                  19
Virginia                         41                   6                                ==========         ===========
Washington                      120                  18
                         ----------         -----------
   Total                      1,986                 247
                         ==========         ===========






Theatre Portfolio Changes

The following table indicates the number of theatre locations and screens and the changes to our theatre circuit portfolio (including screens and locations relating to all our joint ventures) for the three month period ended May 31, 2000:


                                                Three Months Ended
                                                   May 31, 2000
                                                   ------------

                                             North
                                            America      Int'l     Total
                                            -------      -----     -----

Locations
---------

Beginning Balance                               367         18       385
New builds                                        4          -         4
J.V. Investments - International                  -          1         1
Dispositions                                     (5)         -        (5)
                                               ----        ---     -----
Ending Balance                                  366         19       385
                                               ====        ===     =====

Screens
-------

Beginning Balance                             2,777        149     2,926
New builds/Expansions                            58          -        58
J.V. Investments - International                  -         10        10
Dispositions                                    (27)         -       (27)
                                              -----        ---     -----
Ending Balance                                2,808        159     2,967
                                              =====        ===     =====


During the three month period ended May 31, 2000, we opened four theatre locations aggregating 58 screens; in the United States, we opened the Waterfront 22 in Pennsylvania, the Fairlane 21 in Michigan and the Citywalk/Universal IMAX(R) in California; in Canada, we opened the St. Foy 14 in Quebec.

During the first quarter of fiscal year 2001, we further developed the existing circuit in Spain called Yelmo Cineplex de Espana. This joint venture opened one theatre aggregating 10 screens during the three month period ended May 31, 2000: the Rivas theatre in Madrid.

Additionally, during the three month period ended May 31, 2000, we disposed of or closed 5 theatre locations comprising 27 screens. We continue to review our theatre portfolio, exploring ways to accelerate the disposition of our older, obsolete theatres.

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

On June 26, 2000, the Securities and Exchange Commission decided to defer the effective date of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". As a result of this deferral, SAB No. 101 will be effective for all of our fiscal quarters beginning December 1, 2000, requiring retroactive application to the beginning of our 2001 fiscal year with restatement, if necessary, of all quarters for the current fiscal year. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. We are currently evaluating the impact, if any, of SAB No. 101 on our financial position and results of operations.

Effect of Inflation and Foreign Currency

Inflation and foreign currency fluctuations have not had a material effect on our operations.

Cautionary Notice Regarding Forward Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical facts, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot be assured that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in the following section ("Factors That May Affect Future Performance"). All forward-looking statements are expressly qualified in their entirety by these cautionary statements.

Factors That May Affect Future Performance

In addition to other factors and matters discussed elsewhere herein, factors that, in our view, could cause actual results to differ materially from those discussed in forward-looking statements include: (1) the effect of economic conditions on a national, regional or international basis; (2) competitive pressures in the motion picture exhibition industry; (3) the financial resources of, and films available to, us and our competition; (4) changes in laws and regulations, including changes in accounting standards; (5) our high debt levels, which may reduce our operating flexibility, may impair our ability to obtain financing and may make us more vulnerable in a downturn; (6) our ability to execute successfully our foreign expansion plans; (7) the interests of our two major shareholders, SPE and Universal, each of which produces and distributes motion pictures; and (8) opportunities that may be presented to and pursued by us.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have exposure to various market risks, including interest rate risk and foreign currency exchange rate risk. See additional disclosures in our Annual Report on Form 10-K for the fiscal year ended February 29, 2000.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

          On June 22, 2000, we held our annual meeting of stockholders. At the meeting, our stockholders (1) approved the re-election of all 16 members of our board of directors (George A. Cohon, 54,946,766 votes for and 288,815 votes withheld; Nora Ephron, 54,943,789 votes for and 291,792 votes withheld; Mel Harris, 54,947,382 votes for and 288,199 votes withheld; Andrew Hauptman, 54,946,788 votes for and 288,793 votes withheld; Ronald N. Jacobi, 54,947,551 votes for and 288,030 votes withheld; Allen Karp, 54,943,359 votes for and 292,222 votes withheld; Kenneth Lemberger, 54,945,330 votes for and 290,251 votes withheld; Ron Meyer, 54,945,025 votes for and 290,556 votes withheld; Yuki Nozoe, 54,947,582 votes for and 287,999 votes withheld; Karen Randall, 54,947,137 votes for and 288,444 votes withheld; Lawrence J. Ruisi, 54,946,115 votes for and 289,466 votes withheld; Hellene Runtagh, 54,945,280 votes for and 290,301 votes withheld; Bedi A. Singh, 54,947,847 votes for and 287,734 votes withheld; Howard Stringer, 54,945,199 votes for and 290,382 votes withheld; William A. Sutman, 54,946,473 votes for and 289,108 votes withheld; and Mortimer
          B. Zuckerman, 54,946,967 votes for and 288,614 votes withheld), and
          (2) ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the current fiscal year (55,059,156 votes for, 145,439 votes against and 30,986 abstentions).

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27   Financial Data Schedule (for SEC use only)
               99   Supplemental Financial Information

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended May 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

Date:     July 5, 2000
                                   By:  /s/ John J. Walker
                                        ------------------
                                        John J. Walker, Senior Vice President
                                        and Chief Financial Officer

                                   By:  /s/ Joseph Sparacio
                                        -------------------
                                        Joseph Sparacio, Vice President Finance
                                        and Controller