Form 10-Q
period 2000-08-31
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 2000-10-20
CIK 1054588

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000


                        Commission file number  1-14099


                    Loews Cineplex Entertainment Corporation
                    ----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                               13-3386485
               --------                               ----------
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
     Incorporation or Organization)

             711 Fifth Avenue
            New York, New York                       10022
            ------------------                       -----
           (Address of Principal                    (Zip Code)
            Executive Offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (212) 833-6200
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

Common Stock outstanding (including non-voting common stock) - 58,622,646 shares at August 31, 2000

PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements



                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

                                                                                           August 31,   February 29,
                                                                                                 2000           2000
                                                                                           ----------   -----------
                                                                                           (Unaudited)
                                   ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                             $   54,325     $   31,735
     Accounts receivable                                                                       23,275         17,288
     Inventories                                                                                4,859          5,148
     Prepaid expenses and other current assets                                                  5,412          6,057
                                                                                           ----------     ----------
               TOTAL CURRENT ASSETS                                                            87,871         60,228

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                                     1,236,731      1,218,334
OTHER ASSETS
     Investments in and advances to partnerships                                               92,339         75,932
     Goodwill, net                                                                            486,683        493,390
     Other intangible assets, net                                                              21,963         22,704
     Deferred charges and other assets                                                         35,472         36,801
                                                                                           ----------     ----------
               TOTAL ASSETS                                                                $1,961,059     $1,907,389
                                                                                           ==========     ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                                 $  203,043     $  201,077
     Deferred revenue                                                                           4,777          8,625
     Current maturities of long-term debt and other obligations                               656,298          1,409
     Current portion of capital leases                                                          2,865          2,740
                                                                                           ----------     ----------
               TOTAL CURRENT LIABILITIES                                                      866,983        213,851

LONG-TERM DEBT AND OTHER OBLIGATIONS                                                          308,448        839,029
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                            57,691         59,217
ACCRUED PENSION AND POST RETIREMENT OBLIGATIONS                                                 8,275          8,325
OTHER LIABILITIES                                                                             189,755        168,165
                                                                                           ----------     ----------
               TOTAL LIABILITIES                                                            1,431,152      1,288,587
                                                                                           ----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
     Common stock ($.01 par value, 300,000,000 shares authorized; 58,538,646
          shares issued and outstanding at August 31, 2000 and at February 29, 2000)              586            586
     Common stock-Class B non-voting ($.01 par value, 10,000,000 shares authorized;
          84,000 shares issued and outstanding at August 31, 2000 and at February 29,
          2000)                                                                                     1              1
     Accumulated other comprehensive income                                                    (2,053)          (167)
     Additional paid-in capital                                                               671,707        671,707
     Retained deficit                                                                        (140,334)       (53,325)
                                                                                           ----------     ----------
               TOTAL STOCKHOLDERS' EQUITY                                                     529,907        618,802
                                                                                           ----------     ----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $1,961,059     $1,907,389
                                                                                           ==========     ==========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

                                                           For the Three Months Ended    For the Six Months Ended
                                                           ---------------------------  --------------------------
                                                            August 31,     August 31,    August 31,    August 31,
                                                                  2000           1999         2000          1999
                                                            -----------    -----------  -----------   -----------
REVENUES
 Box Office                                                 $   182,137    $   213,001   $  325,683    $  354,374
 Concession                                                      71,416         80,315      125,841       133,500
 Other                                                           11,465          9,976       18,764        17,202
                                                            -----------    -----------  -----------   -----------
                                                                265,018        303,292      470,288       505,076
                                                            -----------    -----------  -----------   -----------

EXPENSES
 Theatre operations and other expenses                          201,286        209,512      363,671       370,632
 Cost of concessions                                             11,548         12,774       20,187        20,379
 General and administrative                                      13,865         14,274       26,499        26,409
 Depreciation and amortization                                   30,683         27,728       61,269        53,807
 Loss on sale/disposal of theatres                               38,669          4,713       38,779         4,713
                                                            -----------    -----------  -----------   -----------
                                                                296,051        269,001      510,405       475,940
                                                            -----------    -----------  -----------   -----------
(LOSS)/INCOME FROM OPERATIONS                                   (31,033)        34,291      (40,117)       29,136
INTEREST EXPENSE                                                 23,515         17,581       45,122        33,646
                                                            -----------    -----------  -----------   -----------
(LOSS)/INCOME BEFORE INCOME TAXES                               (54,548)        16,710      (85,239)       (4,510)
INCOME TAX EXPENSE                                                  988            847        1,770         1,506
                                                            -----------    -----------  -----------   -----------

NET (LOSS)/INCOME                                           $   (55,536)   $    15,863  $   (87,009)  $    (6,016)
                                                            ===========    ===========  ===========   ===========

 Weighted Average Shares Outstanding - basic and diluted     58,622,646     58,622,646   58,622,646    58,622,646

 Net (Loss)/Income per Share - basic and diluted            $      (.95)   $       .27  $     (1.48)  $      (.10)
                                                            -----------    -----------  -----------   -----------


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                              LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                                          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                                  For the Six Months Ended
                                                                                             -----------------------------------
                                                                                             August 31,               August 31,
                                                                                                   2000                     1999
                                                                                             ----------                ---------
OPERATING ACTIVITIES
 Net loss                                                                                     $ (87,009)                $ (6,016)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization                                                                 61,269                   53,807
   Loss on sale/disposal of theatres                                                             38,779                    4,713
   Equity earnings from long-term investments, net of distributions received                      2,309                     (373)
 Changes in operating assets and liabilities:
   Decrease in accounts receivable                                                                3,270                    4,946
   Increase in accounts payable and accrued expenses                                                 23                    2,520
   Decrease in other operating assets and liabilities, net                                      (13,224)                 (15,292)
                                                                                              ---------                 --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         5,417                   44,305
                                                                                              ---------                 --------

INVESTING ACTIVITIES
 Investments in/advances to partnerships, net of repayments                                     (18,716)                  (5,683)
 Proceeds from sale of assets                                                                     5,338                        -
 Capital expenditures                                                                           (99,893)                 (82,968)
 Merger related costs                                                                                 -                   (4,109)
                                                                                              ---------                 --------
NET CASH USED IN INVESTING ACTIVITIES                                                          (113,271)                 (92,760)
                                                                                              ---------                 --------

FINANCING ACTIVITIES
 Proceeds from Senior Revolving Credit Facility, net of repayments and deferred
   financing fees                                                                               124,009                   33,000
 Proceeds from sale of interest rate swaps                                                        8,650                        -
 Repayment of Plitt Theatres, Inc. Notes                                                              -                   (2,300)
 Repayment of long-term debt                                                                     (2,215)                  (2,232)
                                                                                              ---------                 --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       130,444                   28,468
                                                                                              ---------                 --------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                                 22,590                  (19,987)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 31,735                   48,174
                                                                                              ---------                 --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  54,325                 $ 28,187
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

As of August 31, 2000, LCP owns, or has interests in, and operates 2,960 screens at 376 theatres in 22 states and the District of Columbia, six Canadian provinces, Spain, Hungary, Turkey and Austria. The Company's principal geographic markets include New York and the metropolitan area, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle and Washington D.C. in the U.S.; Toronto, Montreal and Vancouver in Canada; and Madrid, Spain. The Company holds a 50% partnership interest in each of the Yelmo Cineplex de Espana ("Yelmo"), Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships. Yelmo, LST and MJT hold interests in and operate 31 locations, comprising a total of 356 screens. Screens and locations for the partnerships are included in the Company amounts referred to above. The Company also holds a 50% interest in a joint venture in Italy and is considering plans to develop multiplexes over the next five years.

The exhibition industry continues to experience significant liquidity pressures caused by a number of factors including the downturn in attendance as reflected in year over year operating performance measures, the moderate to aggressive new build strategies employed by the industry's larger exhibitors which, coupled with the difficulty in closing older, obsolete theatres, has resulted in an oversupply of theatre screens in many North American markets, impairment write-offs and losses on theatre dispositions, the continued downward credit ratings of the industry and the recent announcements of bankruptcy filings and defaults of certain loan agreements which have been publicly disclosed. These factors as well as the industry's disappointing operating performance have contributed to significant reductions in the prices of publicly traded debt and equity securities and has substantially reduced the industry's access to capital.

The Company has been negatively affected by these events and is currently experiencing significant pressures on its liquidity. On September 19, 2000 and October 16, 2000, the Company completed second and third amendments to its Senior Revolving Credit Facility under which, subject to the Company's compliance with the terms of the amendments during the waiver period, its senior lenders agreed to waive certain financial covenant requirements at August 31, 2000 and allow the Company to continue to draw limited funds that, together with its anticipated cash flow from theatre operations, are currently expected to allow the Company to fund its current operating requirements through November 24, 2000. The Company is currently working with participants at all levels of its capital structure to identify and implement a longer-term financial plan to address the Company's liquidity needs and consider various

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 1  - THE COMPANY AND BASIS OF PRESENTATION, CONTINUED
-----------------------------------------------------------

restructuring alternatives so as to maximize the value of the Company and its assets and property. This longer-term financial plan may include the issuance of equity securities to certain qualified investors, sales of assets, strategic alliances with one or more exhibitors or a consensual restructuring of the Company's capital structure. However, there can be no assurance that the Company will be successful in its efforts. If the Company is unsuccessful in its negotiations for a longer-term financial solution, the waiver will expire on November 24, 2000 and as a result, the bank syndicate could accelerate the maturity of the indebtedness. Accordingly, if the Company is unable to achieve a longer-term consensual solution to its liquidity issue, it faces the prospect of a restructuring under bankruptcy proceedings. As a result, doubt exists about the Company's ability to continue under its existing capital structure. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or liabilities that may result from the outcome of these uncertainties, except as disclosed in Note 3 with regard to Long-Term Debt and Other Obligations.

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

NOTE 3 - LONG-TERM DEBT AND OTHER OBLIGATIONS
---------------------------------------------

The Company's Senior Revolving Credit Facility is comprised of two tranches, a $750 million senior secured revolving credit facility, secured by substantially all of its assets, other than real property interests, and the assets, other than real property interests, of its domestic subsidiaries, and a $250 million

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 3 - LONG-TERM DEBT AND OTHER OBLIGATIONS, CONTINUED
--------------------------------------------------------

uncommitted facility. The Senior Revolving Credit Facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar Rate (as defined in the credit agreement) plus an applicable margin based on the Company's Leverage Ratio (as defined in the credit agreement). On February 24, 2000, the Company's bank group agreed to a first amendment of the Senior Revolving Credit Facility. Under the terms of the first amendment, the banks agreed to modify the Maximum Consolidated Leverage Ratio, the Maximum Total Leverage Ratio and the Minimum Debt Service Coverage Ratio, as defined in the agreement, for a period of 18 months. These ratios address the Company's ability to access funds under the credit facility as it relates to the leverage ratios and debt service ratio. As of August 31, 2000, the Company was not in compliance with these financial covenants, as amended, and therefore was in default under the terms of the credit agreement. On September 19, 2000 and October 16, 2000, the bank group agreed to second and third amendments to the Senior Revolving Credit Facility. Under the terms of these amendments, subject to the Company's compliance with the terms of the amendments during the waiver period, the banks agreed to waive compliance with the Maximum Consolidated Leverage Ratio, the Maximum Total Leverage Ratio and the Minimum Debt Service Coverage Ratio, at August 31, 2000, and allow the Company to continue to draw limited funds that, together with its anticipated cash flow from theatre operations, are currently expected to allow the Company to fund its current operating requirements through November 24, 2000. The Company's borrowings under the Senior Revolving Credit Facility at August 31, 2000 totaled $655 million with an additional $16.1 million of availability for outstanding letters of credit but no further availability for revolving loans. As a result of the second and third amendments, the Company's availability will increase to $705 million (plus $16.1 million for outstanding letters of credit), with the incremental availability being secured by mortgages on five of the Company's theatres that generated positive operating cash flow of approximately $13 million during the most recent twelve month period. The availability will be reduced to $700 million (plus $16.1 million for outstanding letters of credit) if the Company completes its planned disposition of a theatre in Manhattan that it owns in fee. The Company is currently working with participants at all levels of its capital structure to identify and implement a longer-term financial plan to address the Company's liquidity needs and consider various restructuring alternatives so as to maximize the value of the Company and its assets and property. During this period, the Company will continue negotiations with its bank group to either extend the terms of the existing agreement or negotiate a new facility subject to prevailing market conditions. Given the factors discussed above, there is no assurance that the Company will be able to do so successfully. If the Company is unsuccessful in its negotiations, the waiver will expire on November 24, 2000 and as a result the bank syndicate could accelerate the maturity of the indebtedness. The Company currently does not have in place arrangements to refinance or fund the accelerated maturity of these bank loans. Accordingly, as of August 31, 2000, all of the Company's outstanding indebtedness under its Senior Revolving Credit Facility has been classified as a current liability in its consolidated balance sheet.

The Company currently has outstanding $300 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2008. An acceleration by the bank group of the obligations under the Company's Senior Revolving Credit Facility would constitute an event of default under the indenture governing these notes. Upon the occurrence of such an event of default and pursuant to the terms of the indenture, Bankers Trust Company, as trustee under the indenture, would have the right to accelerate payment of the outstanding principal amount of and accrued interest on these notes.

In August 1998, the Company entered into interest rate swap agreements for a period of four years to hedge a portion of the Senior Revolving Credit Facility variable interest rate risk. On May 26, 2000, the

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 3 - LONG-TERM DEBT AND OTHER OBLIGATIONS, CONTINUED
--------------------------------------------------------

Company monetized the value of these contracts and sold these swaps for $8.65 million. The Company believes that it maximized the value of these contracts as a result of this sale. As the Company had accounted for these swaps as interest rate hedges, the gain realized from the sale has been deferred and will be amortized as a credit to interest expense over the remaining original term of these swaps (through August 2002). The current portion of this gain is included in Accounts Payable and Accrued Expenses and the long-term portion of this gain is included in Other Liabilities.

NOTE 4 - LOSS ON SALE/DISPOSAL OF THEATRES
------------------------------------------

For the three months ended August 31, 2000, the Company's loss on sale/disposal of theatres was approximately $38.7 million. The loss on sale/disposal of theatres recorded for the second quarter includes a provision of $31.5 million (consisting primarily of net book value) for a plan to dispose/close 42 screens at 8 locations over the next several months. This was the result of the continued decline in attendance experienced at these theatres which was exacerbated by the "sub-par" industry-wide summer box office levels. During the three months ended August 31, 2000, the Company actually disposed of 14 theatre locations comprising 72 screens, which primarily were older, obsolete theatres which generated marginal or negative cash flows.

NOTE 5 - COMPREHENSIVE INCOME
-----------------------------

The following components are reflected in the Company's comprehensive income:

                                                 Three Months Ended                         Six Months Ended
                                           August 31,           August 31,           August 31,          August 31,
                                                2000                 1999                 2000                1999
                                            --------              -------             --------             -------
Net (loss)/income                           $(55,536)             $15,863             $(87,009)            $(6,016)
Other comprehensive income                     2,735               (2,012)              (1,886)                482
                                            --------              -------             --------             -------
Comprehensive income                        $(52,801)             $13,851             $(88,895)            $(5,534)
                                            ========              =======             ========             =======

The following is a reconciliation of the Company's accumulated other comprehensive income:

                                                            Six Months Ended
                                                             August 31, 2000
                                                            ----------------
Accumulated other comprehensive income as of
March 1, 2000                                                    $   (167)
Other comprehensive income for the six months ended
August 31, 2000:
  Foreign currency translation adjustment, net of
  income tax benefit of $1,346                                     (1,800)
  Unrealized loss on marketable securities, net of
  income tax benefit of $64                                           (86)
                                                                 --------
Accumulated other comprehensive
income as of August 31, 2000                                     $ (2,053)
                                                                 ========

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 6 - SEGMENT AND GEOGRAPHIC DATA
------------------------------------

The Company is engaged in one line of business, motion picture exhibition. The following table presents summarized financial information about the Company by geographic area. There were no material amounts of sales among geographic areas.

                                                 UNITED
                                                 STATES          CANADA           INT'L          CONSOLIDATED
                                             -------------     -----------      -----------      ------------
Three Months Ended
August 31, 2000

     Total revenue                           $   218,946       $   45,220       $     852        $   265,018
     Loss from operations                    $   (27,607)      $   (1,848)      $  (1,578)       $   (31,033)

Three Months Ended
August 31, 1999

     Total revenue                           $   243,233       $   58,985       $   1,074        $   303,292
     Income/(loss) from operations           $    28,816       $    6,671       $  (1,196)       $    34,291

Six Months Ended
August 31, 2000

     Total revenue                           $   387,089       $   81,339       $   1,860        $   470,288
     Loss from operations                    $   (31,106)      $   (5,977)      $  (3,034)       $   (40,117)
     Total assets                            $ 1,476,816       $  412,670       $  71,573        $ 1,961,059

Six Months Ended
August 31, 1999

     Total revenue                           $   401,760       $  101,761       $   1,555        $   505,076
     Income/(loss) from operations           $    26,991       $    4,354       $  (2,209)       $    29,136

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 7  - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Commitments

The Company has entered into commitments for the future development and construction of theatre properties aggregating approximately $163.2 million. The Company has also guaranteed an additional $100.7 million related to obligations under lease agreements entered into by MJT.

Metreon Arbitration

In May 1997, the Company entered into a 21 year lease with Metreon, Inc., an affiliate of Sony Corporation of America, to operate a multiplex theatre in an entertainment/retail complex developed by Metreon in San Francisco. Since that theatre opened in June 1999, the Company has had a dispute with Metreon with respect to construction costs (amount of dispute is approximately $5 million) that may be the Company's responsibility under the lease, the nature of the costs that Metreon is seeking to include as operating expenses under the lease, and the proper allocation of operating expenses to this theatre, based on the Company's proportionate share of the complex. To date, the Company has been unable to resolve these issues through negotiation with Metreon. The estimated difference in operating expenses allocable to this theatre, taking into account differences over both the nature of allocable costs and determination of the Company's proportionate share of the complex, is approximately $3-4 million per annum for the duration of the lease. Pursuant to the terms of the lease, the Company is to contribute to the operating expenses of the complex in an amount equal to its proportionate share of the total floor area of the complex. Metreon has asserted that the Company's proportionate share of the complex is approximately 49%, while the Company asserts that its proportionate share is approximately 32%. On September 19, 2000, as permitted by the lease, Metreon filed a demand for arbitration with the American Arbitration Association seeking a declaration of the proportionate share of the complex floor area occupied by this theatre. The Company believes that it has meritorious defenses to all of Metreon's claims against the Company under the lease and intends to vigorously assert its position regarding its proportionate share of the complex in the arbitration.

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

Environmental Litigation

One of the Company's leased drive-in theatres and one formerly leased drive-in theatre, both in the State of Illinois, are located on properties on which certain third parties disposed of, or may have disposed of, substantial quantities of construction debris, auto shredder residue and other debris. Such material may contain hazardous substances. One of these properties is the subject of an action, filed in August 1998 in the Circuit Court of Cook County, Illinois by the Illinois Attorney General's office seeking civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and ground water testing and remediation, if necessary. The Company's range of probable liability

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 7  - COMMITMENTS AND CONTINGENCIES, CONTINUED
--------------------------------------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of the Loews Cineplex Entertainment Corporation ("we", "us" and "our") financial condition and operating results should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended August 31, 2000 and 1999.

This discussion incorporates operating results of partnerships in which we have an interest to the extent of our equity share as required by the equity method of accounting, except as otherwise noted.

Results of Operations

Three Months Ended August 31, 2000 Compared to Three Months Ended August 31,
1999

Operating Revenues are generated primarily from box office revenues, concession sales and other ancillary revenues. Operating revenues of approximately $265.0 million for the three months ended August 31, 2000 were $38.3 million lower than the three months ended August 31, 1999. Box office revenues for the three months ended August 31, 2000 of approximately $182.1 million were $30.9 million lower, and concession revenues of approximately $71.4 million were $8.9 million lower in comparison to the three months ended August 31, 1999. These decreases in operating revenues were due primarily to a significant decline in attendance primarily due to lower industry-wide attendance levels (particularly driven by "sub-par" performance of the summer film product) in comparison to the prior year and the continued decline experienced at some of our older theatres. The overall decrease in revenues is net of additional revenue (approximately $28.7 million) from new theatre openings, improvements in admission and concession revenues per patron and revenues derived from the on-screen advertising contract entered into during May 2000.

Operating Costs of approximately $212.8 million for the three months ended August 31, 2000 were approximately $9.5 million lower than the three months ended August 31, 1999. This decrease was due primarily to reductions in variable costs commensurate with the aforementioned decrease in operating revenues. This overall decrease in operating costs, which aggregated $31.4 million, was partially offset by increases in operating costs associated with new theatre openings, including incremental occupancy costs, and the impact of improvements in admission and concession revenues per patron.

General and Administrative Costs of approximately $13.9 million for the three months ended August 31, 2000 were approximately $400 thousand lower than the three months ended August 31, 1999, due primarily to reductions in overhead levels in our Canadian operations.

Depreciation and Amortization Costs of approximately $30.7 million for the three months ended August 31, 2000 were $3.0 million higher than the three months ended August 31, 1999, due primarily to the incremental depreciation related to investments in new theatres which commenced operations partially offset by the effect of theatre dispositions.

Loss on Sale/Disposal of Theatres of approximately $38.7 million for the three months ended August 31, 2000 was $34.0 million higher than the three months ended August 31, 1999, due primarily to the timing, nature and characteristics of theatre dispositions. The loss on sale/disposal of theatres recorded for the second quarter of approximately $38.7 million includes a provision of $31.5 million (consisting primarily of net book value) for a plan to dispose/close 42 screens at 8 locations over the next several months. This was the result of the continued decline in attendance experienced at these theatres which was exacerbated by the "sub-par" industry-wide summer box office levels. During the three months ended August 31, 2000, we actually disposed of 14 theatre locations comprising 72 screens, which primarily were older, obsolete theatres which generated marginal or negative cash flows. We hope to be able to continue to aggressively dispose of theatres that are underperforming or non-strategic. See the Liquidity and Capital Resources section for additional information.

Interest Expense of approximately $23.5 million for the three months ended August 31, 2000 was approximately $5.9 million higher than the three months ended August 31, 1999, due primarily to the impact of additional borrowings under our Senior Revolving Credit Facility, which were utilized primarily to fund investments in new theatres and joint ventures and our working capital needs, coupled with the impact of an increase in the variable borrowing rate relating to our Senior Revolving Credit Facility. See the Liquidity and Capital Resources section for additional information.

Attributable EBITDA of $41.1 million for the three months ended August 31, 2000 decreased $27.4 million in comparison to the three months ended August 31, 1999, due primarily to the aforementioned shortfall in attendance levels. This decrease was partially offset by other increases in Attributable EBITDA including the favorable impact of new theatre openings, higher admission and concession revenue per patron and the impact of on-screen advertising revenues, as previously discussed. Attributable EBITDA (earnings before interest, taxes, depreciation and amortization, loss on asset disposal or sales, and equity earnings included in EBITDA plus EBITDA from partnerships, net of partners' share) is a measure that management uses to evaluate our financial performance. Attributable EBITDA measures the amount of cash that we have available for investment or other uses and is used by us as a measure of performance. Attributable EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Attributable EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP. In addition, the Attributable EBITDA measure presented herein may not be comparable to similarly titled measures reported by other companies.

Six Months Ended August 31, 2000 Compared to Six Months Ended August 31, 1999

Operating Revenues of approximately $470.3 million for the six months ended August 31, 2000 were $34.8 million lower than the six months ended August 31, 1999. Box office revenues for the six months ended August 31, 2000 of approximately $325.7 million were $28.7 million lower, and concession revenues of approximately $125.8 million were $7.7 million lower in comparison to the six months ended August 31, 1999. These decreases in operating revenues were due primarily to the aforementioned decline in attendance levels experienced during the second quarter particularly driven by the "sub-par" performance of the summer film product. This overall decrease in revenues is net of additional revenue (approximately $54.0 million) from new theatre openings, improvements in admission and concession revenues per patron and revenues derived from the on-screen advertising contract entered into during May 2000.

Operating Costs of approximately $383.9 million for the six months ended August 31, 2000 were approximately $7.2 million lower than the six months ended August 31, 1999. This decrease was due primarily to reductions in variable operating expenses commensurate with the aforementioned decrease in operating revenues relating to attendance declines and lower film rent terms. The lower film rent terms experienced in the current year (impact of approximately $3.6 million) were favorable in comparison to the film rent terms experienced in the comparable period of the prior year primarily associated with the strong performance of "Star Wars - Episode I: The Phantom Menace" in the prior year. The overall decrease in operating costs, which aggregated $49.2 million, was partially offset by incremental costs associated with new theatre openings, including occupancy costs, and the impact of improvements in admission and concession revenues per patron.

General and Administrative Costs of approximately $26.5 million for the six months ended August 31, 2000 were relatively consistent with the six months ended August 31, 1999.

Depreciation and Amortization Costs of approximately $61.3 million for the six months ended August 31, 2000 were $7.5 million higher than the six months ended August 31, 1999, due primarily to the incremental depreciation related to investments in new theatres which commenced operations partially offset by the effect of theatre dispositions.

Loss on Sale/Disposal of Theatres of approximately $38.8 million for the six months ended August 31, 2000 was $34.1 million higher than the six months ended August 31, 1999, due primarily to the timing, nature and characteristics of theatre dispositions and includes the aforementioned second quarter charge of $31.5 million for a plan to dispose/close 42 screens at 8 locations. This was the result of the continued decline in attendance experienced at these theatres which was exacerbated by the "sub-par" industry-wide summer box office levels. During the six months ended August 31, 2000, we actually disposed of 19 theatre locations comprising 99 screens, which primarily were older, obsolete theatres which generated marginal or negative cash flows. We hope to be able to continue to aggressively dispose of theatres that are underperforming or non-strategic. See the Liquidity and Capital Resources section for additional information.

Interest Expense of approximately $45.1 million for the six months ended August 31, 2000 was approximately $11.5 million higher than the six months ended August 31, 1999, due primarily to the impact of additional borrowings under our Senior Revolving Credit Facility, which were utilized primarily to fund investments in new theatres and joint ventures and our working capital needs, coupled with the impact of an increase in the variable borrowing rate relating to our Senior Revolving Credit Facility. See the Liquidity and Capital Resources section for additional information.

Attributable EBITDA of $65.2 million for the six months ended August 31, 2000 decreased $26.1 million in comparison to the six months ended August 31, 1999, due primarily to the aforementioned shortfall in attendance levels experienced during the second quarter of the current year. This decrease was partially offset by other increases in Attributable EBITDA including the favorable impact of new theatre openings, higher admission and concession revenue per patron and the impact of on-screen revenues, as previously discussed.

Liquidity and Capital Resources

We generate cash flow from our theatre operations (including cash generated from investments in new builds and reconfigurations of existing theatres). Also, we preserve cash, after applicable buy-out costs, as a result of the closing of obsolete, unprofitable or non-strategic theatres, the majority of which generate negative cash flow from operations. Our revenues are generated primarily from the sale of admission tickets, concession sales and ancillary revenues. Our operating revenue levels are directly related to the success and appeal of the film product produced and distributed by the studios. In addition to cash flow generated from operations, in the past, our liquidity requirements have been funded by availability under our Senior Revolving Credit Facility. As we discuss in greater detail below, our ability to access additional funding under this facility is currently very limited.

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

Unfortunately, the benefit resulting from our new build program and additional ancillary revenues was overshadowed by the significant decline in revenues experienced during the second quarter. This decline in revenues was primarily due to lower than anticipated industry-wide attendance levels experienced during the summer months (primarily attributable to the "sub-par" film product) and the continued decline in attendance at some of our older, obsolete theatres.

At August 31, 2000, we had capital spending commitments aggregating approximately $163.2 million that we had anticipated we would fund over the next three year period for the future development and construction of 14 theatre properties comprising approximately 234 screens. However, given the decline in our cash flow and our need to satisfactorily resolve our liquidity needs and rationalize our capital structure (see above and "Outlook" section below) we are substantially scaling back our capital spending until we have resolved our financing needs. Until we achieve a satisfactory long-term solution, we will be deferring and/or attempting to cancel capital expenditure requirements on certain projects and seeking accommodations where we have contractual obligations. At August 31, 2000, our debt balance included approximately $126.6 million of capital spending on theatre projects in various stages of development including theatres which opened during the last six months. On June 14, 2000, Moody's Investor Services, a ratings agency, downgraded our credit rating together with the credit ratings of three other major exhibitors. Additionally, on September 18, 2000, Standard & Poor's, a ratings agency, lowered our subordinated debt rating and our corporate credit and bank loan ratings. These actions have contributed to additional tightening in credit opportunities for us. Generally, potential lenders and investors have expressed concern with the state of the industry given the industry's costly build out program and its effect on industry liquidity and company credit. Nonetheless, we continue to pursue alternative financing structures including asset-based financings using our unencumbered real estate, developer financed deals (i.e., build-to-suit transactions) and potential transactions to monetize existing assets. Also see "Factors That May Affect Future Performance".

In connection with the Combination, we entered into a $1 Billion Senior Revolving Credit Facility with Bankers Trust Company, as administrative agent. The Senior Revolving Credit Facility, together with an $84.5 million equity contribution provided by Universal Studios, Inc. ("Universal"), replaced the Sony Corporation of America ("SCA") Credit Facility and Cineplex Odeon's existing credit facility, funded cash paid to Sony Pictures Entertainment Inc. ("SPE") and/or its affiliates upon closing of the Combination, and has provided ongoing financing to us to fund working capital requirements and theatre expansion in North America and internationally. This Senior Revolving Credit Facility is comprised of two tranches, a $750 million senior secured revolving credit facility, secured by substantially all of our assets, other than real property interests, and the assets, other than real property interests, of our domestic subsidiaries, and a $250 million uncommitted facility. The Senior Revolving Credit Facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar Rate (as defined in the credit agreement) plus an applicable margin based on our Leverage Ratio (as defined in the credit agreement). On February 24, 2000, our bank group agreed to a first amendment of the Senior Revolving Credit Facility. Under the terms of the first amendment, the banks agreed to modify the Maximum Consolidated Leverage Ratio, the Maximum Total Leverage Ratio and the Minimum Debt Service Coverage Ratio, as defined in the agreement, for a period of 18 months. These ratios address our ability to access funds under the credit facility as it relates to the leverage ratios and debt service ratio. As of August 31, 2000, we were not in compliance with the financial covenants, as amended, and therefore were in default under the terms of the credit agreement. On September 19, 2000 and October 16, 2000, our bank group agreed to second and third amendments to the Senior Revolving Credit Facility. Under the terms of these amendments, subject to our continued compliance with the terms of the amendments during the waiver period, the banks agreed to waive compliance with the Maximum Consolidated Leverage Ratio, the Maximum Total Leverage Ratio and the Minimum Debt Service Coverage Ratio, at August 31, 2000, and allow us to continue to draw limited funds that, together with our anticipated cash flow from theatre operations, are currently expected to allow us to fund our current operating requirements through November 24, 2000. Our borrowings under the Senior Revolving Credit Facility at August 31, 2000 totaled $655 million with an additional $16.1 million of availability for outstanding letters of credit but no further availability for revolving loans. As a result of the second and third amendments, our availability will increase to $705 million (plus $16.1 million for outstanding letters of credit), with the incremental availability being secured by mortgages on five of our theatres that generated positive operating cash flow of approximately $13 million during the most recent twelve month period. The availability will be reduced to $700 million (plus $16.1 million for outstanding letters of credit) if we complete our planned disposition of a theatre in Manhattan that we own in fee. We are currently working with participants at all levels of our capital structure to address our liquidity needs and consider various restructuring alternatives so as to maximize our value, including our assets and property.

We currently have outstanding $300 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2008. An acceleration by the bank group of the obligations under our Senior Revolving Credit Facility would constitute an event of default under the indenture governing these notes. Upon the occurrence of such an event of default and pursuant to the terms of the indenture, Bankers Trust Company, as trustee under the indenture, would have the right to accelerate payment of the outstanding principal amount of and accrued interest on these notes.

At the increased availability provided in the most recent amendment to our credit agreement, we currently expect to be able to meet our current operating requirements through November 24, 2000. During this period, we will continue negotiations with our bank group to either extend the term of the existing agreement or negotiate a new facility subject to prevailing market conditions. However, a continued industry downturn, a decline in the expected returns from our new build program, our inability to successfully dispose of underperforming theatres, significant changes in the credit markets, or continued pressure by the rating agencies may, among other factors, adversely affect our ability to renegotiate our Senior Revolving Credit Facility on satisfactory terms. In addition, the same risk factors which have impeded our ability to comply with the covenant requirements could also adversely affect our ability to renegotiate our facility. If we cannot renegotiate or refinance our Senior Revolving Credit Facility, we will continue to pursue other possible solutions, including seeking additional capital through other sources, including asset securitizations or equity offerings, strategic alliances with one or more exhibitors, a consensual restructuring of our capital structure or a restructuring under bankruptcy proceedings. Each of these alternatives could be potentially dilutive to our existing shareholders. There can be no assurance that we will be able to arrange for any of the foregoing. Any inability to successfully negotiate a consensual capital restructuring or otherwise implement alternative capital transactions would have a material adverse effect on our operations and may force us to seek protection from our creditors under debt reorganization or financial restructuring under bankruptcy proceedings. See "Outlook" section below.

Our joint venture in Spain entered into a revolving credit facility with a group of banks in the amount of Euros 75 million which was put into place during September 2000. The proceeds of this facility will be used to fund new theatre construction activity and operations in Spain.

In August 1998, we entered into interest rate swap agreements for a period of four years to hedge a portion of the Senior Revolving Credit Facility variable interest rate risk. On May 26, 2000, we monetized the value of these contracts and sold these swaps for $8.65 million. We believe that we maximized the value of these contracts as a result of this sale. As we had accounted for these swaps as interest rate hedges, we have deferred the gain realized from the sale which will be amortized as a credit to interest expense over the remaining original term of these swaps (through August 2002).

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

Under the agreement with the DOJ, we were required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 theatre locations in Chicago to a third-party. This transaction was not significant to our operating results or financial position. A portion of these proceeds was utilized to pay down the Senior Revolving Credit Facility. Additionally, under the agreement with the DOJ, we were required to sell the remaining 19 screens at 3 theatre locations in Chicago. We were unable to sell these locations and, pursuant to the original agreement with the DOJ, a trustee was appointed to effect the sale of these locations. The trustee was also unable to sell these locations and has submitted a final report to the court. We are currently in discussions with the DOJ regarding the status of these theatres. The DOJ has indicated that it will consent to us retaining these three locations and a stipulation and order is being drafted to submit for court approval.

Outlook

Our industry continues to experience significant liquidity pressures caused by a number of factors including the downturn in attendance as reflected in year over year operating performance measures, the moderate to aggressive new build strategies employed by the industry's larger exhibitors which, coupled with the difficulty in closing older, obsolete theatres, has resulted in an oversupply of theatre screens in many North American markets, impairment write-offs and losses on theatre dispositions, the continued downward credit ratings of the industry and the recent announcements of bankruptcy filings and defaults of certain loan agreements which have been publicly disclosed. These factors as well as the industry's disappointing operating performance have contributed to significant reductions in the prices of publicly traded debt and equity securities and has substantially reduced the industry's access to capital.

We have been negatively affected by these events and we are currently experiencing significant pressures on our liquidity. On September 19, 2000 and October 16, 2000, we completed second and third amendments to our Senior Revolving Credit Facility under which, subject to our continued compliance with the terms of the amendments during the waiver period, our senior lenders agreed to waive certain financial covenant requirements at August 31, 2000, and allow us to continue to draw limited funds that, together with our anticipated cash flow from theatre operations, are currently expected to allow us to fund our current operating requirements through November 24, 2000. We are currently working with participants at all levels of our capital structure to identify and implement a longer-term financial plan to address our liquidity needs and consider various restructuring alternatives so as to maximize our value, including our assets and property. This longer-term financial plan may include the issuance of equity securities to certain qualified investors, sales of assets, strategic alliances with one or more exhibitors or a consensual restructuring of our capital structure. During this period we will continue negotiations with our bank group to either extend the terms of the existing agreement or negotiate a new facility subject to prevailing market conditions. However, there can be no assurance that we will be successful in our efforts. If we are unsuccessful in our negotiations for a longer-term financial solution, the waiver will expire on November 24, 2000 and as a result, the bank syndicate could accelerate the maturity of the indebtedness. We currently do not have in place any arrangements to refinance or fund the accelerated maturity of these bank loans. Therefore, if we are unable to achieve a longer-term consensual solution to our liquidity issue, we face the prospect of a restructuring under bankruptcy proceedings. As a result, doubt exists about our ability to continue under our existing capital structure. See the Liquidity and Capital Resources section above for additional information.

Properties

At August 31, 2000, Loews Cineplex, including Star, Magic Johnson and Yelmo Cineplex theatres, operated or had interests in 2,960 screens in 376 theatres, of which 31 theatres were owned by us, 341 theatres were leased and 4 theatres were operated by us under management arrangements. Our leases are entered into on a long-term basis. The lease terms generally range from 20 to 40 years and contain various renewal options, generally in intervals of 5 to 10 years. Theatre leases provide for the payment of a fixed annual rent and, sometimes, a percentage of box office receipts or total theatre revenue. The following tables show the locations of our screens in operation at August 31, 2000, including our partnerships' theatres.


                               United States                                                     Canada

State                    Screens            Locations                Province          Screens            Locations
-------------------------------------------------------       -------------------------------------------------------
Arizona                          33                   4         Alberta                       151                  17
California                       80                   9         British Columbia               67                  11
Connecticut                      32                   3         Manitoba                       13                   3
District of Columbia             30                   9         Ontario                       386                  54
Florida                          27                   2         Quebec                        207                  29
Georgia                          12                   1         Saskatchewan                   27                   4
Idaho                            20                   4                            --------------     ---------------
Illinois                        304                  42            Total                      851                 118
Indiana                          51                   5                            ==============     ===============
Kentucky                          9                   2
Maryland                        127                  18
Massachusetts                    93                  10                                        International
Michigan                        156                  10
Minnesota                        15                   3         Country                Screens            Locations
New Hampshire                    12                   2       -------------------------------------------------------
New Jersey                      204                  19         Austria                         8                   1
New York                        283                  40         Hungary                         6                   1
Ohio                             32                   2         Spain                         140                  16
Pennsylvania                     49                   3         Turkey                          5                   1
Texas                           161                  17                            --------------     ---------------
Utah                             59                  10            Total                      159                  19
Virginia                         41                   6                            ==============     ===============
Washington                      120                  18
                     --------------     ---------------
   Total                      1,950                 239
                     ==============     ===============






Theatre Portfolio Changes

The following table indicates the number of theatre locations and screens and the changes to our theatre circuit portfolio (including screens and locations relating to all our joint ventures) for the three and six month periods ended August 31, 2000:


                                                  Three Months ended                           Six Months ended
                                                    August 31, 2000                            August 31, 2000
                                                    ---------------                            ---------------

                                           North                                         North
                                          America        Int'l        Total             America      Int'l        Total
                                          -------        -----        -----             -------      -----        -----
Locations
---------

Beginning Balance                           366            19          385                367            18          385
New builds                                    5             -            5                  9             -            9
J.V. Investments - International              -             -            -                  -             1            1
Dispositions                                (14)            -          (14)               (19)            -          (19)
                                          -----           ---        -----              -----           ---        -----
Ending Balance                              357            19          376                357            19          376
                                          =====           ===        =====              =====           ===        =====

Screens
-------

Beginning Balance                         2,808           159        2,967              2,777           149        2,926
New builds/Expansions                        65             -           65                123             -          123
J.V. Investments - International              -             -            -                  -            10           10
Dispositions                                (72)            -          (72)               (99)            -          (99)
                                          -----           ---        -----              -----           ---        -----
Ending Balance                            2,801           159        2,960              2,801           159        2,960
                                          =====           ===        =====              =====           ===        =====

As a result of our continuing theatre reconfiguration program the average screens per location has grown from 7.6 screens per location at March 1, 2000 to
7.9 screens per location at August 31, 2000. During the six month period ended August 31, 2000, we opened nine theatre locations aggregating 123 screens; in the United States, we opened the Waterfront 22 in Pennsylvania, the Fairlane 21 in Michigan, the Citywalk/Universal IMAX(R) in California and the Harlem 9 in New York; in Canada, we opened the St. Foy 14 in Quebec, the Gardiner Road 10 in Ontario, the Beauport 16 in Quebec, the Sunridge 14 in Alberta and the South Edmonton 16 in Alberta.

During fiscal year 2001, we further developed the existing circuit in Spain called Yelmo Cineplex de Espana. This joint venture opened one theatre aggregating 10 screens during the six month period ended August 31, 2000, the Rivas theatre in Madrid.

Additionally, during the six month period ended August 31, 2000, we disposed of or closed 19 theatre locations comprising 99 screens. We continue to review our theatre portfolio exploring ways to accelerate the disposition of our older, obsolete theatres.

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

Cautionary Notice Regarding Forward Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-Q, other than statements of historical facts, including, without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are reasonable, we cannot be assured that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in the following section ("Factors That May Affect Future Performance"). All forward-looking statements are expressly qualified in their entirety by these cautionary statements.

Factors That May Affect Future Performance

In addition to other factors and matters discussed elsewhere herein, factors that, in our view, could cause actual results to differ materially from those discussed in forward-looking statements include: (1) the effect of economic conditions on a national, regional or international basis; (2) overbuilding and other competitive pressures in the motion picture exhibition industry; (3) the financial resources of, and films available to, us and our competition; (4) changes in laws and regulations, including changes in accounting standards; (5) our ability to reduce or otherwise restructure high debt levels, which may further reduce our operating flexibility, is impairing our ability to obtain financing and making us more vulnerable in the current downturn; (6) our ability to execute successfully our foreign expansion plans; (7) the interests of our two major shareholders, SPE and Universal, each of which produces and distributes motion pictures; (8) actions of our creditors and other persons who challenge our efforts to defer and/or cancel our capital expenditure and other cash requirements; and (9) opportunities that may be presented to and pursued by us.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have exposure to various market risks, including interest rate risk and foreign currency exchange rate risk. See additional disclosures in our Annual Report on Form 10-K for the fiscal year ended February 29, 2000.


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Metreon Arbitration

          In May 1997, we entered into a 21 year lease with Metreon, Inc., an affiliate of Sony Corporation of America, to operate a multiplex theatre in an entertainment/retail complex developed by Metreon in San Francisco. Since that theatre opened in June 1999, we have had a dispute with Metreon with respect to construction costs (amount of dispute is approximately $5 million) that may be our responsibility under the lease, the nature of the costs that Metreon is seeking to include as operating expenses under the lease, and the proper allocation of operating expenses to our theatre, based on our proportionate share of the complex. To date, we have been unable to resolve these issues through negotiation with Metreon. The estimated difference in operating expenses allocable to our theatre, taking into account differences over both the nature of allocable costs and determination of our proportionate share of the complex, is approximately $3-4 million per annum for the duration of the lease. Pursuant to the terms of the lease, we are to contribute to the operating expenses of the complex in an amount equal to our proportionate share of the total floor area of the complex. Metreon has asserted that our proportionate share of the complex is approximately 49%, while we assert that our proportionate share is approximately 32%. On September 19, 2000, as permitted by the lease, Metreon filed a demand for arbitration with the American Arbitration Association seeking a declaration of the proportionate share of the complex floor area occupied by our theatre. We believe that we have meritorious defenses to all of Metreon's claims against us under the lease and intend to vigorously assert our position regarding our proportionate share of the complex in the arbitration.

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

          Under the agreement with the DOJ, we were also required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 of these theatre locations to a third party. This transaction was not significant to our operating results or financial position. A portion of these proceeds was utilized to pay down our Senior Revolving Credit Facility. Additionally, under the agreement with the DOJ, we were required to sell the remaining 19 screens at 3 theatre locations in Chicago. We were unable to sell these locations and, pursuant to the original agreement with the DOJ, a trustee was appointed to effect the sale of these locations. The trustee was also unable to sell these locations and has submitted a final report to the court. We are currently in discussions with the DOJ regarding the status of these theatres. The DOJ has indicated that it will consent to us retaining these three locations and a stipulation and order is being drafted to submit for court approval.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.9.2  Second Amendment and Limited Waiver to Credit Agreement,
                       dated as of September 19, 2000.
               10.9.3  Third Amendment and Limited Waiver to Credit Agreement,
                       dated as of October 16, 2000.
               10.17   Agreement between Registrant and Joseph Sparacio, dated
                       May 1, 1998.
               10.18   Agreement between Registrant and John J. Walker, dated
                       May 1, 1998.
               10.21   Agreement between Registrant and J. Edward Shugrue, dated
                       December 15, 1997.
               27      Financial Data Schedule (for SEC use only)
               99      Supplemental Financial Information

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended August 31, 2000.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LOEWS CINEPLEX ENTERTAINMENT CORPORATION

Date: October 20, 2000

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