Form 10-Q
period 2000-11-30
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 2001-01-22
CIK 1054588

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2000


                        Commission file number 1-14099


                   Loews Cineplex Entertainment Corporation
                   ----------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                     13-3386485
------------------------------------         -----------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)


          711 Fifth Avenue
         New York, New York                                 10022
------------------------------------         ----------------------------------
        (Address of Principal                            (Zip Code)
         Executive Offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (212) 833-6200
                                                       --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -
Common Stock outstanding (including non-voting common stock) - 58,622,646 shares at November 30, 2000

PART I.                    FINANCIAL INFORMATION

Item 1.                    Financial Statements

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

                                                                                 November 30,      February 29,
                                                                                         2000              2000
                                                                                -------------     -------------
                                                                                  (Unaudited)
                                 ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $      67,183     $      31,735
     Accounts receivable                                                               13,531            17,288
     Inventories                                                                        5,268             5,148
     Prepaid expenses and other current assets                                          4,037             6,057
                                                                                -------------     -------------
               TOTAL CURRENT ASSETS                                                    90,019            60,228

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                             1,173,447         1,218,334
OTHER ASSETS
     Investments in and advances to partnerships                                      101,217            75,932
     Goodwill, net                                                                    436,585           493,390
     Other intangible assets, net                                                      21,615            22,704
     Deferred charges and other assets                                                 21,749            36,801
                                                                                -------------     -------------
               TOTAL ASSETS                                                     $   1,844,632     $   1,907,389
                                                                                =============     =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                      $     227,044     $     201,077
     Deferred revenue                                                                   6,139             8,625
     Current maturities of long-term debt and other obligations                       706,210             1,409
     Current portion of capital leases                                                  2,886             2,740
                                                                                -------------     -------------
               TOTAL CURRENT LIABILITIES                                              942,279           213,851

LONG-TERM DEBT AND OTHER OBLIGATIONS                                                  308,103           839,029
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                    57,008            59,217
ACCRUED PENSION AND POST-RETIREMENT OBLIGATIONS                                         8,250             8,325
OTHER LIABILITIES                                                                     190,010           168,165
                                                                                -------------     -------------
               TOTAL LIABILITIES                                                    1,505,650         1,288,587
                                                                                -------------     -------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
     Common stock ($.01 par value, 300,000,000 shares authorized; 58,538,646 shares issued and outstanding at November 30, 2000 and at
          February 29, 2000)                                                              586               586
     Common stock-Class B non-voting ($.01 par value, 10,000,000 shares authorized; 84,000 shares issued and outstanding at November 30, 2000
          and at February 29, 2000)                                                         1                 1
     Accumulated other comprehensive income                                            (7,083)             (167)
     Additional paid-in capital                                                       671,707           671,707
     Retained deficit                                                                (326,229)          (53,325)
                                                                                -------------     -------------
               TOTAL STOCKHOLDERS' EQUITY                                             338,982           618,802
                                                                                -------------     -------------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   1,844,632     $   1,907,389
                                                                                =============     =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
         (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

                                                           For the Three Months Ended         For the Nine Months Ended
                                                           ---------------------------        -------------------------
                                                          November 30,     November 30,     November 30,     November 30,
                                                                  2000             1999             2000             1999
                                                          ------------     ------------     ------------     ------------

REVENUES
   Box Office                                             $    133,769     $    145,823     $    459,452     $    500,197
   Concession                                                   51,921           53,228          177,762          186,728
   Other                                                         6,447           10,199           25,211           27,401
                                                          ------------     ------------     ------------     ------------
                                                               192,137          209,250          662,425          714,326
                                                          ------------     ------------     ------------     ------------

EXPENSES
   Theatre operations and other expenses                       163,505          161,090          527,176          531,722
   Cost of concessions                                           8,577            8,703           28,764           29,082
   General and administrative                                   12,109           13,282           38,608           39,691
   Depreciation and amortization                                33,639           30,084           94,908           83,891
   Restructuring Charge                                          5,363                0            5,363                0
   Loss on sale/disposal of theatres                           126,548            2,411          165,327            7,124
                                                          ------------     ------------     ------------     ------------
                                                               349,741          215,570          860,146          691,510
                                                          ------------     ------------     ------------     ------------
(LOSS)/INCOME FROM OPERATIONS                                 (157,604)          (6,320)        (197,721)          22,816
INTEREST EXPENSE                                                27,451           17,619           72,573           51,265
                                                          ------------     ------------     ------------     ------------
LOSS BEFORE INCOME TAXES                                      (185,055)         (23,939)        (270,294)         (28,449)
INCOME TAX EXPENSE/(BENEFIT)                                       840             (101)           2,610            1,405
                                                          ------------     ------------     ------------     ------------

NET LOSS                                                  $   (185,895)    $    (23,838)    $   (272,904)    $    (29,854)
                                                          ============     ============     ============     ============

   Weighted Average Shares Outstanding - basic and          58,622,646       58,622,646       58,622,646       58,622,646
   diluted

   Net Loss per Share - basic and diluted                 $      (3.17)    $       (.41)    $      (4.66)    $       (.51)
                                                          ============     ============     ============     ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                      For the Nine Months Ended
                                                                                      -------------------------
                                                                                    November 30,       November 30,
                                                                                            2000               1999
                                                                                    ------------       ------------
OPERATING ACTIVITIES
   Net loss                                                                         $   (272,904)      $    (29,854)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                       94,908             83,891
      Loss on sale/disposal of theatres                                                  165,327              7,124
      Equity loss from long-term investments, net of distributions received                2,801                  8
   Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                      3,757              4,541
      Increase in accounts payable and accrued expenses                                   15,034             14,250
      Decrease in other operating assets and liabilities, net                             (3,106)            (3,349)
                                                                                    ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  5,817             76,611
                                                                                    ------------       ------------

INVESTING ACTIVITIES
   Investments in/advances to partnerships, net of repayments                            (25,155)           (22,083)
   Proceeds from sale of assets                                                            8,942                  -
   Capital expenditures                                                                 (133,444)          (132,248)
   Merger related costs                                                                        -             (5,438)
                                                                                    ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (149,657)          (159,769)
                                                                                    ------------       ------------

FINANCING ACTIVITIES
   Proceeds from Senior Revolving Credit Facility, net of repayments and deferred
      financing fees                                                                     174,009             72,000
   Proceeds from sale of interest rate swaps                                               8,650                  -
   Repayment of Plitt Theatres, Inc. Notes                                                     -             (2,300)
   Repayment of long-term debt                                                            (3,371)            (3,160)
                                                                                    ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                179,288             66,540
                                                                                    ------------       ------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                          35,448            (16,618)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          31,735             48,174
                                                                                    ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     67,183       $     31,556
                                                                                    ============       ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 1  - THE COMPANY AND BASIS OF PRESENTATION
-----------------------------------------------

Loews Cineplex Entertainment Corporation ("LCP" or the "Company") is a major motion picture theatre exhibition company with operations in North America and Europe. The Company conducts business under the Loews Theatres, Sony Theatres, Cineplex Odeon Theatres, Star Theatres, Magic Johnson Theatres, Megabox Theatres and Yelmo Cineplex Theatres marquees. As of November 30, 2000, LCP owns, or has interests in, and operates 2,965 screens at 365 theatres in 22 states and the District of Columbia, six Canadian provinces, Spain, Hungary, Turkey, Korea and Austria. The Company's principal geographic markets include New York and the metropolitan area, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle and Washington D.C. in the U.S.; Toronto, Montreal and Vancouver in Canada; and Madrid, Spain. The Company holds a 50% partnership interest in each of the Yelmo Cineplex de Espana ("Yelmo"), Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships and holds a 24% interest in the Megabox Cineplex, Inc. ("Megabox") joint venture in Korea. Yelmo, LST, MJT and Megabox hold interests in and operate 32 locations, comprising a total of 372 screens. Screens and locations for these joint ventures are included in the Company amounts referred to above. The Company also holds a 50% interest in a joint venture in Italy and is considering plans to develop future multiplex theatres.

The exhibition industry continues to experience significant liquidity pressures caused by a number of factors including the downturn in attendance as reflected in year over year operating performance measures, the moderate to aggressive new build strategies employed by the industry's larger exhibitors which, coupled with the difficulty in closing older, obsolete theatres, has resulted in an oversupply of theatre screens in many North American markets, impairment write-offs and losses on theatre dispositions, the continued downward credit ratings of the industry and the recent announcements of bankruptcy filings by eight theatre chains and defaults of certain loan agreements which have been publicly disclosed. These factors, as well as the industry's disappointing operating performance, have contributed to significant reductions in the prices of publicly traded debt and equity securities and have materially reduced the industry's access to capital, making it increasingly difficult to meet obligations as they become due. A further factor affecting the Company's access to capital is the uncertainty concerning the competitive structure of exhibition companies such as LCP, with significant debt and with a number of older and/or obsolete theatres, versus those exhibition companies that have reorganized or are reorganizing under bankruptcy laws and thereby have restructured or expect to be able to restructure their capital structure and effectively terminate underperforming assets.

The Company has been negatively affected by these events and is currently experiencing significant pressures on its liquidity and its ability to meet its obligations as they become due. Pursuant to the fourth and fifth amendments to the Senior Revolving Credit Facility, as further discussed in Note 3, subject to the Company's continued compliance with the terms of the amendments during the waiver period, the banks agreed to extend the waiver of compliance with the leverage ratios and debt service ratio through January 26, 2001, and to provide the Company with a limited amount of additional availability under the credit facility to meet its anticipated obligations during the waiver period. The Company is currently meeting with participants at various levels of its

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 1  - THE COMPANY AND BASIS OF PRESENTATION, CONTINUED
----------------------------------------------------------

capital structure in order to try to identify and implement a longer-term financial plan to address the Company's liquidity needs and consider various restructuring alternatives, including bankruptcy proceedings. This longer-term financial plan may include the issuance of equity securities to certain qualified investors, sales of assets, strategic alliances with one or more exhibitors, a consensual restructuring of the Company's capital structure, including a material dilution in the ownership interest of current equity holders, or a restructuring of certain of the Company's subsidiaries, including a restructuring through bankruptcy proceedings. However, there can be no assurance that the Company will be successful in its efforts prior to the expiration of the waiver on January 26, 2001. If the Company is unsuccessful in its negotiations for a longer-term financial solution prior to the expiration of the waiver, the bank syndicate could accelerate the maturity of the indebtedness under the Senior Revolving Credit Facility. As a result, substantial doubt exists about the Company's ability to continue operating under its existing capital structure. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or liabilities that may result from the outcome of these uncertainties, except as disclosed in Note 3 with regard to the reclassification of Long-Term Debt and Other Obligations.

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

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

On June 26, 2000, the Securities and Exchange Commission ("SEC") decided to defer the effective date of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". As a result of this deferral, SAB No. 101 is effective for all of the Company's fiscal quarters beginning December 1, 2000, requiring retroactive application to the beginning of the Company's 2001 fiscal year with restatement, if necessary, of all quarters for the current fiscal year. SAB No. 101 expresses the views of the SEC staff in applying GAAP to certain revenue recognition issues. As a result of the issuance of SAB No. 101, the Company intends to change its method of accounting for unredeemed gift certificates and passport tickets, effective December 1, 2000, and will record a cumulative effect of an accounting change during the fourth quarter of fiscal year 2001. The Company has not yet completed its analysis to determine the amount of this cumulative effect.

NOTE 3 - LONG-TERM DEBT AND OTHER OBLIGATIONS
---------------------------------------------

The Company's Senior Revolving Credit Facility is comprised of two tranches, a $750 million senior

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 3 - LONG-TERM DEBT AND OTHER OBLIGATIONS, CONTINUED
--------------------------------------------------------

secured revolving credit facility, secured by substantially all of its assets, other than real property interests, and the assets, other than real property interests, of its domestic subsidiaries, and a $250 million uncommitted facility. The Senior Revolving Credit Facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar Rate (as defined in the credit agreement) plus an applicable margin based on the Company's Leverage Ratio (as defined in the credit agreement). On February 24, 2000, the Company's bank group agreed to a first amendment of the Senior Revolving Credit Facility. Under the terms of the first amendment, the banks agreed to modify the Maximum Consolidated Leverage Ratio, the Maximum Total Leverage Ratio and the Minimum Debt Service Coverage Ratio, as defined in the agreement, for a period of 18 months. These ratios address the Company's ability to access funds under the credit facility as it relates to the leverage ratios and debt service ratio. As of August 31, 2000, the Company was not in compliance with these financial covenants, as amended, and therefore was in default under the terms of the credit agreement. On September 19, 2000 and October 16, 2000, the bank group agreed to second and third amendments, respectively, to the Senior Revolving Credit Facility. Under the terms of these amendments, subject to the Company's compliance with the terms of the amendments during the waiver period, the banks agreed to waive compliance with certain leverage and debt service coverage ratios and allow the Company to continue to draw limited funds that, together with its cash flow from theatre operations, allowed the Company to fund its operating requirements through November 24, 2000. On November 21, 2000 and December 7, 2000, the Company completed fourth and fifth amendments, respectively, to the Senior Revolving Credit Facility. Under the terms of these amendments, subject to the Company's continued compliance with the terms of the amendments during the waiver period, the banks agreed to extend the waiver of compliance with the leverage ratios and debt service ratio through January 26, 2001, and to provide the Company with a limited amount of additional availability under the credit facility to meet its anticipated financial obligations during the waiver period. In connection with the third and fifth amendments, the Company provided the bank group with additional collateral in the form of mortgages on eleven theatre properties (annual operating cash flow of $25.9 million). Additionally, the fourth and fifth amendments to the Senior Revolving Credit Facility (i) increase the applicable margin components of the interest rate charged on Eurodollar and base rate borrowings; (ii) limit the term of Eurodollar borrowings; (iii) require monthly payment of interest on all borrowings; (iv) restrict the use of new borrowings under the facility to specified items, including bank interest and fees; (v) restrict the use of proceeds from asset sales (with exceptions for up to $9.3 million of the proceeds from the sale of the Coronet I & II and Kingsway theatres) to repay borrowings under the facility that will result in permanent reductions in the facility; and (vi) restrict certain investments in new theatres and in the Company's Canadian and international operations.

The Company's borrowings under the Senior Revolving Credit Facility at November 30, 2000 totaled $705 million, with an additional $16.1 million of availability for outstanding letters of credit. The terms of the fifth amendment provided an additional $45 million in availability under the facility (up to $750 million, including availability for outstanding letters of credit, subject to certain permanent reductions from assets sales). The Company is currently meeting with participants at various levels of its capital structure to seek to implement a longer-term financial plan to address the Company's liquidity needs and consider various restructuring alternatives, including bankruptcy proceedings. If the Company is unsuccessful in its negotiations for a longer-term financial solution, the waiver will expire on January 26, 2001, and as a result, the bank syndicate could accelerate the maturity of the indebtedness. The Company does not have in place arrangements to refinance or fund the accelerated maturity of the indebtedness

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 3 - LONG-TERM DEBT AND OTHER OBLIGATIONS, CONTINUED
--------------------------------------------------------

under its Senior Revolving Credit Facility. Accordingly, as of November 30, 2000, all of the Company's outstanding indebtedness under its Senior Revolving Credit Facility has been classified as a current liability in its consolidated balance sheet.

The Company currently has outstanding $300 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2008. An acceleration by the bank group of the obligations under the Company's Senior Revolving Credit Facility would constitute an event of default under the indenture governing these notes. Additionally, absent a longer-term financial plan to address the Company's liquidity needs, it is possible that the Company will be in violation of certain other terms of the indenture within the next twelve months. Upon the occurrence of such an event of default and pursuant to the terms of the indenture, the trustee under the indenture would have the right to accelerate payment of the outstanding principal amount of and accrued interest on these notes. The Company does not at this time have access to capital to be able to repay these notes should a default be declared. On December 7, 2000, the Company and the trustee entered into a supplemental indenture to the indenture. The supplement removes, from the events of default under the indenture insolvency clause, bankruptcy proceedings by the Cineplex Odeon and Plitt Theatres subsidiaries of the Company and their respective subsidiaries.

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

NOTE 4 - ACCOUNTING FOR LONG-LIVED ASSETS
-----------------------------------------

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", and APB 17, "Intangible Assets", the Company periodically reviews the recorded value of its long-lived assets to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values and assesses the remaining useful life of long-lived assets. As previously discussed, the continued industry downturn coupled with the oversupply of theatre screens in many North American markets, as well as the current liquidity issues experienced by the Company has resulted in a change in outlook by the Company with respect to its theatre portfolio. As a result, during the third quarter ended November 30, 2000, the Company recorded a charge primarily for the accelerated disposal of approximately 675 screens in addition to reducing the useful life of its remaining goodwill.

Loss on Sale/Disposal of Theatres
---------------------------------
Based upon a comprehensive review of the Company's long-lived assets, in accordance with SFAS 121, coupled with the Company's intent to accelerate the disposition of approximately 675 screens in the United States and Canada, the Company recorded a provision during the third quarter of fiscal 2001 of approximately $122.4 million (consisting primarily of net book value of $78.5 million and allocated goodwill of $43.9 million). This charge, which also includes the write-off of certain costs associated with discontinued theatre projects, has been included in the Loss on Sale/Disposal of Theatres line of the

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 4 - ACCOUNTING FOR LONG-LIVED ASSETS, CONTINUED
----------------------------------------------------

Statement of Operations. These theatres generated $125.5 million in revenues and $11.2 million in net operating cash flow losses on an annual basis. The Company anticipates that the operating cash flow loss from these theatres will continually worsen.

Intangible Assets
-----------------
Intangible assets consist primarily of goodwill, which represents the excess of cost over the fair value of assets acquired in business combinations accounted for under the purchase method. All goodwill is amortized on a straight-line basis over its estimated useful life. Prior to the third quarter of fiscal 2001, goodwill was amortized over a 40 year estimated useful life. As a result of the Company's change in outlook as well as the aforementioned industry downturn, the Company has evaluated the period of amortization and determined that these events and circumstances warranted a revised estimated useful life. Effective September 1, 2000, the Company determined that a more appropriate remaining useful life for unamortized goodwill is 20 years, resulting in increased quarterly amortization expense of approximately $2.8 million during the three months ended November 30, 2000.

NOTE 5 - RESTRUCTURING CHARGES
------------------------------

As a result of the Company's current liquidity issues combined with the plan to dispose of approximately 675 screens in the United States and Canada, as previously discussed, the Company implemented a workforce reduction program. As a result of this program, during November 2000 the Company eliminated 100 positions in the United States resulting in severance related payments aggregating approximately $2.9 million. This charge has been reflected in the Restructuring Charge line of the Statement of Operations. Total restructuring charges for the three months ended November 30, 2000 of $5.4 million include the charge relating to severance associated with the aforementioned headcount reductions in the Company's U.S. operations as well as professional advisory fees associated with the Company's evaluation of a longer-term financial plan, including amendments to its credit facility.

NOTE 6 - COMPREHENSIVE INCOME
-----------------------------

The following components are reflected in the Company's comprehensive income:

                                             Three Months Ended                   Nine Months Ended
                                         November 30,      November 30,       November 30,      November 30,
                                                 2000              1999               2000              1999
                                         ------------      ------------       ------------      ------------
Net loss                                 $  (185,895)      $   (23,838)       $  (272,904)      $   (29,854)
Other comprehensive income                    (5,030)              980             (6,916)            1,462
                                         -----------       -----------        -----------       -----------
Comprehensive income                     $  (190,925)      $   (22,858)       $  (279,820)      $   (28,392)
                                         ===========       ===========        ===========       ===========

The following is a reconciliation of the Company's accumulated other comprehensive income:

                                                                                           Nine Months Ended
                                                                                           November 30, 2000
                                                                                           -----------------
Accumulated other comprehensive income as of March 1, 2000                                         $   (167)
Other comprehensive income for the nine months ended November 30, 2000:
  Foreign currency translation adjustment, net of income tax benefit of $5,479                       (7,323)
  Unrealized gain on marketable securities, net of income tax expense of $304                           407
                                                                                                   --------
Accumulated other comprehensive income as of November 30, 2000                                     $ (7,083)
                                                                                                   =========

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 7 - SEGEMENT AND GEOGRAPHIC DATA
-------------------------------------

The Company is engaged in one line of business, motion picture exhibition. The following table presents summarized financial information about the Company by geographic area. There were no material amounts of sales among geographic areas.

                                                   UNITED
                                                   STATES            CANADA            INT'L      CONSOLIDATED
                                              --------------   --------------    --------------   ------------
Three Months Ended
November 30, 2000

   Total revenue                              $     155,717    $      35,609     $         811    $     192,137
   Loss on sale/disposal of theatres          $     (58,102)   $     (67,563)    $        (883)   $    (126,548)
   Loss from operations                       $     (81,106)   $     (74,404)    $      (2,094)   $    (157,604)

Three Months Ended
November 30, 1999

   Total revenue                              $     170,721    $      36,875     $       1,654    $     209,250
   Loss on sale/disposal of theatres          $      (2,408)   $           -     $          (3)   $      (2,411)
   Loss from operations                       $      (1,416)   $      (3,887)    $      (1,017)   $      (6,320)


Nine Months Ended
November 30, 2000

   Total revenue                              $     542,806    $     116,948     $       2,671    $     662,425
   Loss on sale/disposal of theatres          $     (96,090)   $     (68,146)    $      (1,091)   $    (165,327)
   Loss from operations                       $    (112,212)   $     (80,381)    $      (5,128)   $    (197,721)
   Total assets                               $   1,439,011    $     332,516     $      73,105    $   1,844,632

Nine Months Ended
November 30, 1999

   Total revenue                              $     572,481    $     138,636     $       3,209    $     714,326
   Loss on sale/disposal of theatres          $      (7,097)   $           -     $         (27)   $      (7,124)
   Income/(loss) from operations              $      25,575    $         467     $      (3,226)   $      22,816

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 8  - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Commitments

The Company has entered into commitments for the future development and construction of theatre properties aggregating approximately $106.2 million (including $19.5 million included as a current liability in the consolidated balance sheet). The Company has also guaranteed an additional $100.4 million related to obligations under lease agreements entered into by MJT.

Metreon Arbitration

In May 1997, the Company entered into a 21 year lease with Metreon, Inc., ("Metreon") an affiliate of Sony Corporation of America, to operate a multiplex theatre in an entertainment/retail complex developed by Metreon in San Francisco. Since that theatre opened in June 1999, the Company has had a dispute with Metreon with respect to construction costs (amount of dispute is approximately $5 million) that may be the Company's responsibility under the lease. Also, we are in dispute with regard to the nature of the costs that Metreon is seeking to include as operating expenses under the lease, and the proper allocation of operating expenses to this theatre, based on the Company's proportionate share of the complex. To date, the Company has been unable to resolve these issues through negotiation with Metreon. The estimated difference in operating expenses allocable to this theatre, taking into account differences over both the nature of the allocable costs and determination of the Company's proportionate share of the complex, is approximately $3 - $4 million per annum for the duration of the lease. Pursuant to the terms of the lease, the Company is to contribute to the operating expenses of the complex in an amount equal to its proportionate share of the total floor area of the complex. Metreon has asserted that the Company's proportionate share of the complex is approximately 49%, while the Company asserts that its proportionate share is approximately 32%. On September 19, 2000, as permitted by the lease, Metreon filed a demand for arbitration with the American Arbitration Association seeking a declaration of the proportionate share of the complex floor area occupied by this theatre. The Company believes that it has meritorious defenses to all of Metreon's claims against the Company under the lease and intends to vigorously assert its position regarding its proportionate share of the complex in the arbitration.

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

Environmental Litigation

One of the Company's leased drive-in theatres and one formerly leased drive-in theatre, both in the State of Illinois, are located on properties on which certain third parties disposed of, or may have disposed of, substantial quantities of construction debris, auto shredder residue and other debris. Such material may contain hazardous substances. One of these properties is the subject of an action, filed in August 1998 in the Circuit Court of Cook County, Illinois by the Illinois Attorney General's office seeking civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property,

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)

NOTE 8  - COMMITMENTS AND CONTINGENCIES, CONTINUED
--------------------------------------------------

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

Competition Bureau Proceedings

The Canadian Competition Bureau (the "Bureau") recently obtained a Federal Court Order requiring a number of exhibitors and distributors, including the Company's subsidiaries (Cineplex Odeon Corporation and Cineplex Odeon (Quebec) Inc.), to produce significant business information by February 23, 2001. This Order is in connection with an inquiry by the Bureau relating to certain practices of motion picture exhibitors, including Cineplex Odeon Corporation, and motion picture distributors. The Company will comply with the Order and will vigorously oppose any allegation of anti-competitive conduct on its part.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of the Loews Cineplex Entertainment Corporation ("we", "us" and "our") financial condition and operating results should be read in conjunction with our unaudited consolidated financial statements for the three and nine month periods ended November 30, 2000 and 1999.

This discussion incorporates operating results of partnerships in which we have an interest to the extent of our equity share as required by the equity method of accounting, except as otherwise noted.

Results of Operations

Three Months Ended November 30, 2000 Compared to Three Months Ended November 30, 1999

Operating Revenues are generated primarily from box office revenues, concession sales and other ancillary revenues. Operating revenues of approximately $192.1 million for the three months ended November 30, 2000 were $17.1 million lower than the three months ended November 30, 1999. Box office revenues for the three months ended November 30, 2000 of approximately $133.8 million were $12.1 million lower, and concession revenues of approximately $51.9 million were $1.3 million lower in comparison to the three months ended November 30, 1999. These decreases in operating revenues were due primarily to a significant decline in attendance primarily due to lower industry-wide attendance levels (particularly driven by the "sub-par" performance of the fall film product) in comparison to the prior year and the continued decline in attendance experienced at some of our older theatres. The overall decrease in revenues is net of additional revenues of approximately $18.4 million from new theatre openings and improvements in concession revenues per patron.

Operating Costs of approximately $172.1 million for the three months ended November 30, 2000 were approximately $2.3 million higher than the three months ended November 30, 1999. This increase was due primarily to increases in operating costs associated with new theatre openings, including incremental occupancy costs. The overall increase in operating costs primarily associated with new theatre openings and improvements in concession revenues per patron, which aggregated $18.5 million, was partially offset by reductions in variable costs commensurate with the aforementioned decrease in attendance levels and operating revenues.

General and Administrative Costs of approximately $12.1 million for the three months ended November 30, 2000 were approximately $1.2 million lower than the three months ended November 30, 1999, due primarily to reductions in overhead levels in our U.S. and Canadian operations.

Depreciation and Amortization Costs of approximately $33.6 million for the three months ended November 30, 2000 were $3.6 million higher than the three months ended November 30, 1999, due primarily to incremental amortization expense resulting from the change in the estimated remaining useful life of goodwill which represents the excess purchase price associated with our combination with Cineplex Odeon Corporation in May 1998. We continue to review and assess our goodwill and as a result of management's plan to accelerate the disposal of approximately 675 screens in the U.S. and Canada, coupled with the continued industry downturn, we have determined that a reduction in the remaining useful life for goodwill amortization is appropriate. As a result, effective September 1, 2000, we determined that a more appropriate remaining useful life for unamortized goodwill is 20 years, resulting in additional amortization expense of approximately $2.8 million during the three months ended November 30, 2000. The remaining $800 thousand increase in depreciation and amortization costs was due primarily to incremental depreciation related to investments in new theatres which commenced operations partially offset by the effect of theatre dispositions.

Restructuring Charges of approximately $5.4 million for the three months ended November 30, 2000 includes severance related payments (approximately $2.9 million) associated with headcount reductions in our U.S. operations during November 2000 and professional advisory fees associated with our evaluation of a longer-term financial plan, including amendments to our bank debt.

Loss on Sale/Disposal of Theatres of approximately $126.5 million for the three months ended November 30, 2000 was $124.1 million higher than the three months ended November 30, 1999, due primarily to the provision recorded in the third quarter of approximately $122.4 million (consisting primarily of net book value of $78.5 million and allocated goodwill of $43.9 million) for the plan to accelerate the disposition of approximately 675 screens in the U.S. and Canada. These theatres generated $125.5 million in revenues and $11.2 million in net operating cash flow losses on an annual basis. We anticipate that the operating cash flow loss from these theatres will continually worsen. During the three months ended November 30, 2000, we actually disposed of 15 theatre locations comprising 65 screens, which primarily were older, obsolete theatres which generated marginal or negative cash flows. We hope to be able to continue to aggressively dispose of theatres that are underperforming or non-strategic. See the Liquidity and Capital Resources section for additional information.

Interest Expense of approximately $27.5 million for the three months ended November 30, 2000 was approximately $9.8 million higher than the three months ended November 30, 1999, due primarily to the impact of additional borrowings under our Senior Revolving Credit Facility, which were utilized primarily to fund investments in new theatres and joint ventures and our working capital needs, coupled with the impact of an increase in the variable borrowing rate relating to our Senior Revolving Credit Facility. See the Liquidity and Capital Resources section for additional information.

Attributable EBITDA of $11.2 million for the three months ended November 30, 2000 decreased $17.0 million in comparison to the three months ended November 30, 1999, due primarily to the aforementioned shortfall in attendance levels. This decrease was partially offset by other increases in Attributable EBITDA including the favorable impact of new theatre openings, higher concession revenue per patron and the reductions in overhead levels in our U.S. and Canadian operations, as previously discussed. Attributable EBITDA (earnings before interest, taxes, depreciation and amortization, loss on asset disposal or sales, restructuring charges, and equity earnings/(losses) included in EBITDA plus EBITDA from partnerships, net of partners' share) is a measure that management uses to evaluate our financial performance. Attributable EBITDA measures the amount of cash that we have available for investment or other uses and is used by us as a measure of performance. Attributable EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Attributable EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP. In addition, the Attributable EBITDA measure presented herein may not be comparable to similarly titled measures reported by other companies.

Nine Months Ended November 30, 2000 Compared to Nine Months Ended November 30, 1999

Operating Revenues of approximately $662.4 million for the nine months ended November 30, 2000 were $51.9 million lower than the nine months ended November 30, 1999. Box office revenues for the nine months ended November 30, 2000 of approximately $459.5 million were $40.7 million lower, and concession revenues of approximately $177.8 million were $9.0 million lower in comparison to the nine months ended November 30, 1999. These decreases in operating revenues were due primarily to the aforementioned decline in attendance levels experienced primarily during the second and third quarters particularly driven by the "sub-par" performance of the summer and fall film product. This overall decrease in revenues is net of additional revenues of approximately $67.3 million from new theatre openings and improvements in admission and concession revenues per patron.

Operating Costs of approximately $555.9 million for the nine months ended November 30, 2000 were approximately $4.9 million lower than the nine months ended November 30, 1999. This decrease was due primarily to reductions in variable operating expenses commensurate with the aforementioned decrease in operating revenues relating to attendance declines and lower film rent terms. The lower film rent terms experienced in the current year were favorable in comparison to the film rent terms experienced in the comparable period of the prior year primarily associated with the strong performance of "Star Wars -Episode I: The Phantom Menace" in the prior year. The overall decrease in operating costs primarily associated with the aforementioned decline in attendance levels, lower film rent costs and the closing of older, obsolete theatres, which aggregated $62.0 million, was offset by incremental costs associated with new theatre openings, including occupancy costs, and the impact of improvements in admission and concession revenues per patron.

General and Administrative Costs of approximately $38.6 million for the nine months ended November 30, 2000 were approximately $1.1 million lower compared with the nine months ended November 30, 1999 due primarily to reductions in overhead levels in our U.S. and Canadian operations.

Depreciation and Amortization Costs of approximately $94.9 million for the nine months ended November 30, 2000 were $11.0 million higher than the nine months ended November 30, 1999, due primarily to incremental amortization expense of $2.8 million resulting from the aforementioned change in the estimated remaining useful life of goodwill representing the excess purchase price associated with our combination with Cineplex Odeon Corporation in May 1998. The remaining increase in depreciation and amortization costs was due primarily to the incremental depreciation related to investments in new theatres which commenced operations partially offset by the effect of theatre dispositions.

Restructuring Charges of approximately $5.4 million for the nine months ended November 30, 2000 includes the third quarter charge for severance related payments (approximately $2.9 million) associated with headcount reductions in our U.S. operations during November 2000 and professional advisory fees associated with our evaluation of a longer-term financial plan, including amendments to our bank debt.

Loss on Sale/Disposal of Theatres of approximately $165.3 million for the nine months ended November 30, 2000 was $158.2 million higher than the nine months ended November 30, 1999, due primarily to the timing, nature and characteristics of theatre dispositions and includes the aforementioned third quarter charge of $122.4 million for a plan to accelerate the disposal of approximately 675 screens in the U.S. and Canada. Additionally, the loss on sale/disposal of theatres for the nine months ended November 30, 2000 includes the second quarter charge of $31.5 million for the accelerated disposal/closure of 42 screens at 8 locations. These accelerated disposal plans were as a result of the continued decline in attendance levels experienced at these theatres which was exacerbated by the "sub-par" industry-wide summer and fall box office levels. During the nine months ended November 30, 2000, we actually disposed of 34 theatre locations comprising 164 screens, which primarily were older, obsolete theatres which generated marginal or negative cash flows. We hope to be able to continue to aggressively dispose of theatres that are underperforming or non-strategic. See the Liquidity and Capital Resources section for additional information.

Interest Expense of approximately $72.6 million for the nine months ended November 30, 2000 was approximately $21.3 million higher than the nine months ended November 30, 1999, due primarily to the impact of additional borrowings under our Senior Revolving Credit Facility, which were utilized primarily to fund investments in new theatres and joint ventures and our working capital needs, coupled with the impact of an increase in the variable borrowing rate relating to our Senior Revolving Credit Facility. See the Liquidity and Capital Resources section for additional information.

Attributable EBITDA of $76.4 million for the nine months ended November 30, 2000 decreased $43.2 million in comparison to the nine months ended November 30, 1999, due primarily to the aforementioned shortfall in attendance levels experienced during the second and third quarters of the current year. This decrease was partially offset by other increases in Attributable EBITDA including the favorable impact of new theatre openings and higher admission and concession revenue per patron, as previously discussed.

Liquidity and Capital Resources

We generate cash flow from our theatre operations (including cash generated from investments in new builds and reconfigurations of existing theatres). Also, we preserve cash, after applicable buy-out costs, as a result of the closing of obsolete, unprofitable or non-strategic theatres, the majority of which generate negative cash flow from operations. Our revenues are generated primarily from the sale of admission tickets, concession sales and ancillary revenues. Our operating revenue levels are directly related to the success and appeal of the film product produced and distributed by the studios. In addition to cash flow generated from operations, in the past, our liquidity requirements have been funded primarily by availability under our Senior Revolving Credit Facility. As of the current date, we have no additional availability under this facility.

We are continually seeking other potential revenue opportunities in addition to box office and concession revenues. For example, in May 2000, due to our broad demographic audience, we were able to complete a long-term deal to advertise on our U.S. screens, estimated to be worth over time in excess of $60 million. Upon signing this contract, we received $5 million as a non-refundable signing bonus which we have recorded as deferred revenue and are currently amortizing over the life of the contract. Additionally, we earn revenues based upon attendance levels at a contractual rate per patron. This new source of revenue represented our first foray into on-screen advertising with rolling stock in our U.S. theatres. We are considering other forms of in-theatre promotional opportunities as well.

Unfortunately, the benefit resulting from our new build program and additional ancillary revenues was overshadowed by the significant decline in revenues experienced during the second and third quarters. This decline in revenues was primarily due to lower than anticipated industry-wide attendance levels experienced during the summer and fall months (primarily attributable to the "sub-par" film product) and the continued decline in attendance at some of our older, obsolete theatres.

At November 30, 2000, we had capital spending commitments aggregating approximately $106.2 million that we had anticipated we would fund over the next two year period for the future development and construction of 10 theatre properties comprising 156 screens. Given the decline in our cash flow and our need to satisfactorily resolve our liquidity needs and rationalize our capital structure (see above and "Outlook" section below) we have substantially scaled back our capital spending until we are able to resolve our financing needs. Until we achieve a satisfactory long-term solution, we will be deferring and/or attempting to cancel capital expenditure requirements on certain projects and seeking accommodations where we have contractual obligations. At November 30, 2000, our debt balance included approximately $115.8 million of capital spending on theatre projects in various stages of development including theatres which opened during the last six months.

On June 14, 2000, Moody's Investor Services, a ratings agency, downgraded our credit rating. Additionally, on September 18, 2000, Standard & Poor's, a ratings agency, lowered our subordinated debt rating and our corporate credit and bank loan ratings. Furthermore, on December 5, 2000, Moody's Investor Services further downgraded our credit rating, including our subordinated debt rating, our senior secured bank debt rating and our senior implied and senior unsecured issuer ratings. These actions have contributed to additional tightening in credit opportunities for us. Generally, potential lenders and investors have expressed concern with the state of the industry given the industry's costly build out program and its effect on industry liquidity and company credit. Nonetheless, we continue to pursue alternative financing structures including asset-based financings using our unencumbered real estate, developer financed deals (i.e., build-to-suit transactions) and potential transactions to monetize existing assets. Also see "Factors That May Affect Future Performance".

In connection with the combination with Cineplex Odeon Corporation on May 14, 1998 (the "Combination"), we entered into a $1 Billion Senior Revolving Credit Facility with Bankers Trust Company, as administrative agent. The Senior Revolving Credit Facility, together with an $84.5 million equity contribution provided by Universal Studios, Inc. ("Universal"), replaced the Sony Corporation of America Credit Facility and Cineplex Odeon's existing credit facility, funded cash paid to Sony Pictures Entertainment Inc. ("SPE") and/or its affiliates upon closing of the Combination, and has provided ongoing financing to us to fund working capital requirements and theatre expansion in North America and internationally. This Senior Revolving Credit Facility is comprised of two tranches, a $750 million senior secured revolving credit facility, secured by substantially all of our assets, other than real property interests, and the assets, other than real property interests, of our domestic subsidiaries, and a $250 million uncommitted facility. The Senior Revolving Credit Facility bears interest at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar Rate (as defined in the credit agreement) plus an applicable margin based on our Leverage Ratio (as defined in the credit agreement). On February 24, 2000, our bank group agreed to a first amendment of the Senior Revolving Credit Facility. Under the terms of the first amendment, the banks agreed to modify the Maximum Consolidated Leverage Ratio, the Maximum Total Leverage Ratio and the Minimum Debt Service Coverage Ratio, as defined in the agreement, for a period of 18 months. These ratios address our ability to access funds under the credit facility as it relates to the leverage ratios and debt service ratio. As of August 31, 2000, we were not in compliance with the financial covenants, as amended, and therefore were in default under the terms of the credit agreement. On September 19, 2000 and October 16, 2000, our bank group agreed to second and third amendments, respectively, to our Senior Revolving Credit Facility. Under the terms of these amendments, subject to our continued compliance with the terms of the amendments during the waiver period, the banks agreed to waive compliance with certain leverage and debt service coverage ratios, at August 31, 2000, and allow us to continue to draw limited funds that, together with our cash flow from theatre operations, allowed us to fund our operating requirements through November 24, 2000. On November 21, 2000 and December 7, 2000, we completed fourth and fifth amendments, respectively, to our Senior Revolving Credit Facility. Under the terms of these amendments, subject to our continued compliance with the terms of the amendments during the waiver period, the banks agreed to extend the waiver of compliance with the leverage ratios and debt service ratio through January 26, 2001, and to provide us with a limited amount of additional availability under the credit facility to meet our anticipated financial obligations during the waiver period. In connection with the third and fifth amendments, we provided our bank group with additional collateral in the form of mortgages on eleven theatre properties (annual operating cash flow of $25.9 million). Additionally, the fourth and fifth amendments to the Senior Revolving Credit Facility (i) increase the applicable margin components of the interest rate charged on Eurodollar and base rate borrowings; (ii) limit the term of Eurodollar borrowings; (iii) require monthly payment of interest on all borrowings; (iv) restrict the use of new borrowings under the facility to specified items, including bank interest and fees; (v) restrict the use of proceeds from asset sales (with exceptions for up to $9.3 million of the proceeds from the sale of the Coronet I & II and Kingsway theatres, as discussed below) to repay borrowings under the facility that will result in permanent reductions in the facility; and (vi) restrict certain investments in new theatres and in our Canadian and international operations. Our borrowings under the Senior Revolving Credit Facility at November 30, 2000 totaled $705 million, with an additional $16.1 million of availability for outstanding letters of credit. The terms of the fifth amendment provided an additional $45 million of availability under the facility (up to $750 million, including availability for outstanding letters of credit, subject to certain permanent reductions from asset sales). We are currently meeting with participants at various levels of our capital structure to address our liquidity needs and consider various restructuring alternatives, including bankruptcy proceedings.

On December 19, 2000, we sold two theatre properties located in New York for $20.4 million. However, we will continue to operate these theatres under a short term lease agreement. The net proceeds from these sales was $19.0 million, of which approximately $9.7 million was used to repay borrowings and permanently reduce commitments under our Senior Revolving Credit Facility. The remaining portion of the net proceeds, approximately $9.3 million, was used for working capital purposes.

We currently have outstanding $300 million aggregate principal amount of 8 7/8% Senior Subordinated Notes due 2008. An acceleration by the bank group of the obligations under our Senior Revolving Credit Facility would constitute an event of default under the indenture governing these notes. Additionally, absent a longer-term financial plan to address our liquidity needs, it is possible that we will be in violation of certain other terms of the indenture within the next twelve months. Upon the occurrence of such an event of default and pursuant to the terms of the indenture, the trustee under the indenture would have the right to accelerate payment of the outstanding principal amount of and accrued interest on these notes. We do not at this time have access to capital to be able to repay these notes should a default be declared. On December 7, 2000, we entered into a supplemental indenture to the indenture with the trustee. The supplement removes, from the events of default under the indenture insolvency clause, bankruptcy proceedings by our Cineplex Odeon and Plitt Theatres subsidiaries and their respective subsidiaries.

We are currently in discussions with the holders of a majority of our Senior Subordinated Notes concerning, among other things, a potential restructuring of the notes and the rest of our capital structure to provide some leverage and/or liquidity relief to us. While we continue to have such discussions with these lenders, we can provide no assurance that a restructuring can be agreed upon and completed in the near term.

At the increased availability provided in the most recent amendment to our credit agreement, we currently expect to be able to meet our current operating requirements through January 26, 2001. During this period, we have continued negotiations with our bank group to either extend the term of the existing agreement or negotiate a new facility subject to prevailing market conditions, but to date, we have been unsuccessful in negotiating a consensual restructuring. Our ability to do so continues to be affected by the continued industry downturn, the decline in the expected returns from our new build program, our inability to successfully dispose of underperforming theatres, significant changes in the credit markets, and continued pressure by the rating agencies. In addition, the same risk factors which have impeded our ability to comply with the covenant requirements have continued to adversely affect our ability to renegotiate our facility. We will continue to pursue other possible solutions, including seeking additional capital through other sources, including asset securitizations or equity offerings, strategic alliances with one or more exhibitors, a consensual restructuring of our capital structure, or a restructuring of certain of our subsidiaries. Any of the alternatives may include a restructuring under bankruptcy proceedings. Each of these alternatives could be potentially dilutive to our existing shareholders. There can be no assurance that we will be able to arrange for any of the foregoing. Any inability to successfully negotiate a consensual capital restructuring or otherwise implement alternative capital transactions would have a material adverse effect on our operations and, in any case, we may be forced to seek protection from our creditors under debt reorganization or financial restructuring under bankruptcy proceedings. See "Outlook" section below.

Our joint venture in Spain entered into a revolving credit facility with a group of banks in the amount of Euros 75 million which was put into place during September 2000. This facility is non-recourse and not guaranteed by us. The loan is fully collateralized by the assets and operations of our joint venture in Spain. The proceeds of this facility will be used to fund new theatre construction activity and operations in Spain.

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

Under the agreement with the DOJ, we were required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 theatre locations in Chicago to a third-party. This transaction was not significant to our operating results or financial position. A portion of these proceeds was utilized to pay down the Senior Revolving Credit Facility. Additionally, under the agreement with the DOJ, we were required to sell the remaining 19 screens at 3 theatre locations in Chicago. We were unable to sell these locations and, pursuant to the original agreement with the DOJ, a trustee was appointed to effect the sale of these locations. The trustee was also unable to sell these locations and had submitted a final report to the court. On November 9, 2000, the DOJ consented to us retaining these three locations and a stipulation and order received court approval.

Outlook

Our industry continues to experience significant liquidity pressures caused by a number of factors including the downturn in attendance as reflected in year over year operating performance measures, the moderate to aggressive new build strategies employed by the industry's larger exhibitors which, coupled with the difficulty in closing older, obsolete theatres, has resulted in an oversupply of theatre screens in many North American markets, impairment write-offs and losses on theatre dispositions, the continued downward credit ratings of the industry and the recent announcements of bankruptcy filings by eight theatre chains and defaults of certain loan agreements which have been publicly disclosed. These factors, as well as the industry's disappointing operating performance, have contributed to significant reductions in the prices of publicly traded debt and equity securities and has materially reduced the industry's access to capital, making it increasingly difficult to meet obligations as they become due. A further factor affecting our access to capital is the uncertainty concerning the competitive structure of exhibition companies such as ours, with significant debt and with a number of older and/or obsolete theatres, versus those exhibition companies that have reorganized or are reorganizing under bankruptcy laws and thereby have restructured or expect to be able to restructure their capital structure and effectively terminate underperforming assets.

We have been negatively affected by these events and we are currently experiencing significant pressures on our liquidity. As previously noted, we recently completed fourth and fifth amendments to our Senior Revolving Credit Facility under which, subject to our continued compliance with the terms of the amendments during the waiver period, our senior lenders agreed to continue to waive certain financial covenant requirements and allow us to draw limited funds that, together with our anticipated cash flow from theatre operations, should allow us to fund our current operating requirements through January 26, 2001. As of the current date, we have no additional availability under this facility. We are currently meeting with participants at various levels of our capital structure to identify and implement a longer-term financial plan to address our liquidity needs and consider various restructuring alternatives, including bankruptcy proceedings. This longer-term financial plan may include the issuance of equity securities to certain qualified investors, sales of assets, strategic alliances with one or more exhibitors, a consensual restructuring of our capital structure, including a material dilution of the ownership interests of our equity holders, or a restructuring of certain of our subsidiaries, including a restructuring through bankruptcy proceedings. However, there can be no assurance that we will be successful in our efforts prior to the expiration of the waiver on January 26, 2001. If we are unsuccessful in our negotiations for a longer-term financial solution prior to the expiration of the waiver, the bank syndicate could accelerate the maturity of the indebtedness. We currently do not have in place any arrangements to refinance or fund the accelerated maturity of these bank loans. Therefore, if we are unable to achieve a longer-term consensual solution to our liquidity issue, we face the prospect of a restructuring under bankruptcy proceedings. As a result, substantial doubt exists about our ability to continue operating under our existing capital structure.

Properties

At November 30, 2000, Loews Cineplex, including Star, Magic Johnson, Yelmo Cineplex and Megabox theatres, operated or had interests in 2,965 screens in 365 theatres, of which 31 theatres were owned by us, 330 theatres were leased and 4 theatres were operated by us under management arrangements. Our leases are entered into on a long-term basis. The lease terms generally range from 20 to 40 years and contain various renewal options, generally in intervals of 5 to 10 years. Theatre leases provide for the payment of a fixed annual rent and, sometimes, a percentage of box office receipts or total theatre revenue. The following tables show the locations of our screens in operation at November 30, 2000, including our partnerships' theatres.


                                United States                                             Canada

State                       Screens         Locations         Province              Screens        Locations
------------------------------------------------------      --------------------------------------------------
Arizona                           33                4        Alberta                     151               17
California                        80                9        British Columbia             67               11
Connecticut                       32                3        Manitoba                     13                3
District of Columbia              30                9        Ontario                     391               50
Florida                           27                2        Quebec                      207               29
Georgia                           12                1        Saskatchewan                 27                4
                                                                                    --------       ----------
Idaho                             20                4           Total                    856              114
                                                                                    ========       ==========
Illinois                         300               41
Indiana                           51                5
Kentucky                           6                1                                   International
Maryland                         124               16
Massachusetts                    113               11        Country               Screens        Locations
                                                            --------------------------------------------------
Michigan                         156               10        Austria                       8                1
Minnesota                         15                3        Hungary                       6                1
New Hampshire                     12                2        Spain                       140               16
New Jersey                       204               19        Korea                        16                1
New York                         280               39        Turkey                        5                1
                                                                                    --------       ----------
Ohio                              32                2           Total                    175               20
                                                                                    ========       ==========
Pennsylvania                      49                3
Texas                            138               13
Utah                              59               10
Virginia                          41                6
Washington                       120               18
                         ------------     ------------
   Total                       1,934              231
                         ============     ============

Theatre Portfolio Changes

The following table indicates the number of theatre locations and screens and the changes to our theatre circuit portfolio (including screens and locations relating to all our joint ventures) for the three and nine month periods ended November 30, 2000:

                                              Three Months ended                       Nine Months ended
                                               November 30, 2000                       November 30, 2000
                                               -----------------                       -----------------

                                               North                                   North
                                             America       Int'l       Total         America       Int'l       Total
                                             -------       -----       -----         -------       -----       -----
Locations
---------

Beginning Balance                                357          19         376             367          18         385
New builds                                         3           -           3              12           -          12
J.V. Investments - International                   -           1           1               -           2           2
Dispositions                                     (15)          -         (15)            (34)          -         (34)
                                             -------       -----       -----         -------       -----       -----
Ending Balance                                   345          20         365             345          20         365
                                             =======       =====       =====         =======       =====       =====

Screens
-------

Beginning Balance                              2,801         159       2,960           2,777         149       2,926
New builds/Expansions                             54           -          54             177           -         177
J.V. Investments - International                   -          16          16               -          26          26
Dispositions                                     (65)          -         (65)           (164)          -        (164)
                                             -------       -----       -----         -------       -----       -----
Ending Balance                                 2,790         175       2,965           2,790         175       2,965
                                             =======       =====       =====         =======       =====       =====

As a result of our continuing theatre reconfiguration program the average screens per location has grown from 7.6 screens per location at March 1, 2000 to
8.1 screens per location at November 30, 2000. During the nine month period ended November 30, 2000, we opened 12 theatre locations aggregating 171 screens; in the United States, we opened the Waterfront 22 in Pennsylvania, the Fairlane 21 in Michigan, the Citywalk/Universal IMAX(R) in California, the Harlem 9 in New York and the Methuen 20 in Massachusetts; in Canada, we opened the St.
Foy 14 in Quebec, the Gardiner Road 10 in Ontario, the Beauport 16 in Quebec, the Sunridge 14 in Alberta, the South Edmonton 16 in Alberta, the Devonshire 12 in Ontario and the Warden & Eglington 16 in Ontario. We also expanded one existing theatre location adding six screens.

During fiscal year 2001, we further developed the existing circuit in Spain called Yelmo Cineplex de Espana. This joint venture opened one theatre aggregating 10 screens during the nine month period ended November 30, 2000, the Rivas 10 theatre in Madrid. Additionally, during fiscal year 2001, we opened the Megabox theatre comprising 16 screens in Korea. We hold a 24% interest in the Megabox theatre.

Additionally, during the nine month period ended November 30, 2000, we disposed of or closed 34 theatre locations comprising 164 screens. The above disposition amounts do not include amounts relating to our plan to accelerate the disposition of approximately 675 screens in North America. We continue to review our theatre portfolio exploring ways to accelerate the disposition of our older, obsolete theatres.

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

On June 26, 2000, the Securities and Exchange Commission decided to defer the effective date of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". As a result of this deferral, SAB No. 101 is effective for all of our fiscal quarters beginning December 1, 2000, requiring retroactive application to the beginning of our 2001 fiscal year with restatement, if necessary, of all quarters for the current fiscal year. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. As a result of the issuance of SAB No. 101, we intend to change our method of accounting for unredeemed gift certificates and passport tickets, effective December 1, 2000, and will record a cumulative effect of an accounting change during the fourth quarter of fiscal year 2001. We have not yet completed our analysis to determine the amount of this cumulative effect.

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

Factors That May Affect Future Performance

In addition to other factors and matters discussed elsewhere herein, factors that, in our view, could cause actual results to differ materially from those discussed in forward-looking statements include: (1) the effect of economic conditions on a national, regional or international basis; (2) overbuilding and other competitive pressures in the motion picture exhibition industry; (3) the financial resources of, and films available to, us and our competition; (4) changes in laws and regulations, including changes in accounting standards; (5) our ability to reduce or otherwise restructure high debt levels, which may further reduce our operating flexibility, is impairing our ability to obtain financing and making us more vulnerable in the current downturn; (6) our ability to fund and execute successfully our foreign expansion plans; (7) the interests of our two major shareholders, SPE and Universal, each of which produces and distributes motion pictures; (8) actions of our creditors and other persons who challenge our efforts to defer and/or cancel our capital expenditure and other cash requirements; and (9) opportunities that may be presented to and pursued by us.

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

               Since the Combination, we pursued the sale of certain theatres in New York City and Chicago that were subject to approval by the Department of Justice ("DOJ"), in accordance with the terms of an agreement reached to permit the merger of Loews Theatres with Cineplex Odeon. As a result, during the fourth quarter of fiscal 1999, we sold to Cablevision Systems Corporation 33 screens in 12 theatres in New York City, in accordance with the DOJ order, and an additional 14 screens in 4 theatres in the suburban New York area for aggregate cash proceeds of $87.5 million. Approximately $87.2 million of these proceeds were used to pay down our Senior Revolving Credit Facility.

               Under the agreement with the DOJ, we were also required to sell 49 screens at 11 theatre locations in Chicago. On April 7, 1999, we completed the sale of 30 screens at 8 of these theatre locations to a third party. This transaction was not significant to our operating results or financial position. A portion of these proceeds was utilized to pay down our Senior Revolving Credit Facility. Additionally, under the agreement with the DOJ, we were required to sell the remaining 19 screens at 3 theatre locations in Chicago. We were unable to sell these locations and, pursuant to the original agreement with the DOJ, a trustee was appointed to effect the sale of these locations. The trustee was also unable to sell these locations and had submitted a final report to the court. On November 9, 2000, the DOJ consented to us retaining these three locations and a stipulation and order received court approval.

               Competition Bureau Proceedings

               The Canadian Competition Bureau (the "Bureau") recently obtained a Federal Court Order requiring a number of exhibitors and distributors, including our subsidiaries (Cineplex Odeon Corporation and Cineplex Odeon (Quebec) Inc.), to produce significant business information by February 23, 2001. This Order is in connection with an inquiry by the Bureau relating to certain practices of motion picture exhibitors, including Cineplex Odeon Corporation, and motion picture distributors. We will comply with the Order and will vigorously oppose any allegation of anti-competitive conduct on our part.

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

               Not Applicable

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    27        Financial Data Schedule (for SEC use only)
                    99        Supplemental Financial Information

               (b)  Reports on Form 8-K

                    During the quarter ended November 30, 2000, the Company filed one current report on Form 8-K, dated November 22, 2000. The report disclosed in Item 5 that it entered into the fourth amendment and limited waiver to its credit agreement.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

Date: January 22, 2000
                                   By: /s/ John J. Walker
                                       ------------------
                                       John J. Walker, Senior Vice President
                                       and Chief Financial Officer

                                   By: /s/ Joseph Sparacio
                                       -------------------
                                       Joseph Sparacio, Vice President Finance
                                       and Controller