Form 10-K
period 2001-02-28
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 2001-05-29
CIK 1054588

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2001    Commission file number  001-14099

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                 Debtors-in-Possession as of February 15, 2001
            (Exact name of Registrant as specified in its charter)

                    Delaware                              13-3386485
         (State or other jurisdiction       (I.R.S. Employer Identification No.)
       of incorporation or organization)

    711 Fifth Avenue, New York, New York                     10022
  (Address of principal executive offices)                 (Zip Code)

                                (212) 833-6200
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None



Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was $2,257,584 as of May 22, 2001.

The number of shares of common stock, $.01 par value per share, outstanding on May 22, 2001 was 58,538,646. The number of shares of Class B non-voting common stock, $.01 par value per share, outstanding on May 22, 2001 was 84,000 shares.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                 DEBTORS-IN-POSSESSION AS OF FEBRUARY 15, 2001
                            FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

PART I

       ITEM 1.    BUSINESS...............................................................................................     4

       Current Exhibition Industry Environment...........................................................................     5
       Bankruptcy Proceedings............................................................................................     6
       Fiscal 2001 Overview..............................................................................................     7
       Portfolio Management..............................................................................................     8
       Theatre Operations................................................................................................     8
       Competition.......................................................................................................     9
       Segment Information...............................................................................................    10
       Seasonality.......................................................................................................    10
       Government Regulation.............................................................................................    10
       Employees.........................................................................................................    11
       Cautionary Notice Regarding Forward Looking Statements............................................................    11
       Factors That May Affect Future Performance........................................................................    11

       ITEM 2.    PROPERTIES.............................................................................................    12

       ITEM 3.    LEGAL PROCEEDINGS......................................................................................    12

       Antitrust Proceedings.............................................................................................    13
       Environmental Proceedings.........................................................................................    13
       Six West Retail Acquisition, Inc..................................................................................    14
       ADA Litigation....................................................................................................    14
       Metreon Arbitration...............................................................................................    14
       Competition Bureau Proceedings....................................................................................    14

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................    15

PART II

       ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS....................................................................................    15

       ITEM 6.    SELECTED HISTORICAL FINANCIAL DATA.....................................................................    16

       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS..................................................................................    18

       ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..............................................    27

       ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................    27

       ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE...................................................................................    27

PART III

       ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................    28

       ITEM 11.   EXECUTIVE COMPENSATION.................................................................................    32

       ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................    35

       ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................    43

PART IV

       ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................................    44

SIGNATURES...............................................................................................................    45

                                    PART I

ITEM 1.  BUSINESS

     Loews Cineplex Entertainment Corporation ("Loews Cineplex", "we", "us" or "our") is one of the world's largest theatre exhibition companies in terms of revenues and operating cash flow.

     As a result of, among other things, the factors described below, on February 15, 2001, Loews Cineplex and all of its wholly owned U.S. subsidiaries filed voluntary petitions to reorganize under Chapter 11 ("Chapter 11") of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). In Canada, an order (the "Initial Order") to initiate a restructuring of obligations and operations under the Companies' Creditors Arrangement Act ("CCAA") was obtained on February 15, 2001 from the Ontario Superior Court of Justice (the "Superior Court") for our wholly owned subsidiary, Cineplex Odeon Corporation ("Cineplex Odeon") and certain of its other Canadian subsidiaries. Additionally, on February 26, 2001, Loews Cineplex's wholly owned Austrian subsidiary, LCE Europlex KinobetriebsgmbH ("LCE Europlex") filed a petition for bankruptcy in Vienna, Austria, and on March 16, 2001, we filed a petition for bankruptcy in Warsaw, Poland on behalf of our wholly owned Polish subsidiary. We are presently operating our businesses as debtors-in-possession in the U.S. and pursuant to the Initial Order in Canada (hereinafter referred to as "Debtors" with respect to both our U.S. and Canadian operations). We are authorized to operate our business in the ordinary course. See the "Bankruptcy Proceedings" section below for further information.

     Effective February 15, 2001, we were delisted by the New York Stock Exchange ("NYSE") and therefore, our stock is no longer traded on the NYSE. Our stock continues to be listed on The Toronto Stock Exchange.

     Loews Cineplex was formed by the combination, completed on May 14, 1998, of the Loews Theatres exhibition business of Sony Pictures Entertainment Inc. ("SPE"), a wholly owned subsidiary of Sony Corporation of America ("SCA"), and Cineplex Odeon, another major motion picture exhibitor with operations predominantly in the U.S. and Canada (the "Combination"). Loews Cineplex was the first commercial motion picture exhibitor in the U.S., perhaps the world, with operations beginning in 1904, when Marcus Loew set up a "nickelodeon" in a rented room above a penny arcade store in Cincinnati, Ohio. Our theatre circuits have grown over the years through internal development and acquisitions. Today, we operate theatres under the Loews Theatres and Cineplex Odeon names. Our partnerships and joint ventures operate theatres under the Star, Magic Johnson, Yelmo Cineplex and Megabox names.

     As of February 28, 2001, we owned, operated or had an interest in 2,563 screens at 294 locations. Of these, 2,375 screens were located in 20 U.S. states, the District of Columbia and six Canadian provinces. See "Portfolio Management" section below for further discussion. Our screens represent approximately 6.4% of all exhibition screens in North America. Our screens are mainly concentrated in densely populated urban and suburban areas, with a strong presence in metropolitan New York, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle, Washington, D.C., Toronto, Montreal and Vancouver. Approximately 77% of our U.S. theatres are located in the 10 largest areas of dominant influence (ADI) in the U.S., and 76% of our Canadian theatres are located in the top 10 ADIs in Canada. ADIs are television markets, defined by A.C. Nielsen Company/EDI - an international media research firm, that are used as benchmarks by certain entertainment marketers. ADI markets generally contain concentrations of substantial populations. The exhibition industry uses ADI as an important media measure since there is a correlation between television and movie viewing audiences.

     Loews Cineplex holds a 50% partnership interest in each of Star Theatres and Magic Johnson Theatres. As of February 28, 2001, these partnerships held interests in and operated 15 locations with a total of 216 screens. The Star theatre locations are concentrated in the metropolitan Detroit, Michigan area. The Magic Johnson theatres are located in densely populated urban areas with predominantly minority populations. Additionally, our exhibition assets include a 50% interest in 161 screens in 18 locations in Spain through a joint venture established on June 10, 1998 with Yelmo Films S.A., a leading local Spanish exhibitor. We will continue to build additional theatres in Spain through this joint venture. We also have a presence in Korea where we hold a 24% interest in a joint venture that operates the 16-screen Megabox theatre. Screens and locations for all of these partnerships are included in the Loews Cineplex amounts referred to above.

     Currently, our principal stockholders include SPE, Universal Studios, Inc. ("Universal") and The Charles Rosner Bronfman Discretionary Trust and related stockholders (the "Claridge Group"), which own 39.5%, 25.5% and 7.3%, respectively, of our capital stock and collectively own approximately 72.5% of our capital stock and 72.4% of our voting common stock.

     LTM Holdings, Inc., our predecessor, was incorporated under the laws of the State of Delaware in 1986. Our principal offices are located at 711 Fifth Avenue, New York, New York 10022, and our telephone number is (212) 833-6200.

     Our Internet home page is: www.loewscineplex.com. You can learn more about us by visiting our website.

Current Exhibition Industry Environment

     During the five years prior to the current year, the annual North American theatre attendance level had experienced a gradual increase from 1 billion to over 1.47 billion patrons and a steady increase in ticket prices driving the industry-wide box office from $5.0 billion in 1990 to over $7.5 billion in 1999. However, during the current year, the industry experienced a downturn in attendance of approximately 3% as reflected in year over year operating performance measures. Although box office revenues have increased due to increased ticket prices, cash flow generated from operations has been diminished by the higher costs of operating so many screens in addition to movie studios getting a larger portion of box office receipts due to shorter film run times (see additional discussion below).

     In addition, distributors have changed release patterns over the past several years, opening films with significant box office potential on an increasing number of screens and reducing the "zones of exclusivity" previously held by exhibitors. Generally, the number of screens for a wide film release has increased and, while major film releases may have the same number of play dates, the run has been compressed into a shorter period of time over a larger number of screens. The pressure on distributors to make a significant impact in the opening weekend for certain films has led to distributors' willingness to play films on screens in closer proximity to maximize initial box office results which are at high film rent terms to the exhibitor. This quick "burn off" of film has resulted in an industry-wide increase in film cost (as a percentage of box office revenue) over the past several years. It is important that the number of older, obsolete industry-wide screens be reduced significantly to relieve some of the current pressure being experienced related to film terms.

     The exhibition industry continues to experience significant liquidity pressures caused by a number of factors including the recent downturn in attendance as reflected in year over year operating performance measures, the moderate to aggressive new build strategies employed by the industry's larger exhibitors which, coupled with the difficulty in closing older, obsolete theatres, has resulted in an oversupply of theatre screens in many North American markets, impairment write-offs and losses on theatre dispositions, the continued downward credit ratings of the industry and the recent bankruptcy filings by several theatre chains, including five of the eleven largest exhibitors, and defaults of certain loan agreements which have been publicly disclosed. The greater number of screens in North America caused by the industry's building new theatres and the lack of a corresponding number of theatre closures in the same period have resulted in a saturation of screens and have contributed to shortened lengths of film run times and increased film cost percentages paid by exhibitors to distributors. These factors, as well as the industry's disappointing operating performance, have contributed to significant reductions in the prices of publicly traded debt and equity securities and have materially reduced the industry's access to capital, making it increasingly difficult to meet obligations as they become due. In addition, the industry has generally fallen out of favor with investors and lenders due to the liquidity issues noted above and due to a lack of credit support from the usual capital markets. The industry has fallen on hard times and is presently going through one of the most significant and unprecedented reorganizations in its history. We have been negatively affected by these events and have experienced significant pressures on our liquidity and our ability to meet obligations as they became due. In an effort to relieve the pressures on our liquidity, we were active in pursuing possible solutions including seeking capital through other sources including asset securitizations, equity offerings, sale-leaseback transactions, strategic alliances with other exhibitors, a consensual restructuring of our capital structure or a restructuring of certain of our subsidiaries. We were unable to implement these transactions on the scale required to relieve us from the continued deterioration in our liquidity and cash flow. These conditions are among the factors that led up to us filing for bankruptcy protection.

     On February 14, 2001, we signed a letter of intent with Onex Corporation, Oaktree Capital Management, LLC and Pacific Capital Group, Inc. regarding a proposed acquisition of us and a restructuring of our outstanding indebtedness which would be consummated pursuant to a Chapter 11 plan of reorganization and a Canadian CCAA plan of arrangement. Under this proposed acquisition and restructuring, those parties to the letter of intent that hold our bank debt would convert $250 million of the bank debt they currently hold into 88% of the outstanding equity of the Company with the remaining 12% of the equity plus warrants to purchase an additional 5% of such equity being distributed to our unsecured creditors. Under the terms of the letter of intent, the investor group was granted an exclusivity period of 30 days to consummate a definitive agreement with regard to our recapitalization and restructuring. This exclusivity period ended on March 17, 2001. Since that time, Pacific Capital Group, Inc. has indicated that it is no longer interested in pursuing a restructuring transaction involving Loews Cineplex. While the remaining parties continue discussions with regard to restructuring our capital structure, there is no guarantee that a restructuring will be completed.

Bankruptcy Proceedings

     On February 15, 2001, Loews Cineplex and all of its wholly owned U.S. subsidiaries filed voluntary petitions to reorganize under Chapter 11 in the U.S. Bankruptcy Court. On February 27, 2001, the Office of the United States Trustee for the Southern District of New York (the "U.S.

Trustee") appointed a statutory committee of unsecured creditors (the "Creditors' Committee") to represent the interests of the Debtors' unsecured creditors. The Creditors' Committee has the right to review and object to certain business transactions and may participate in the formulation of our long-term business plan and plan of reorganization. We are required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals, to the extent allowed by the Bankruptcy Court. In Canada, the Initial Order was obtained on February 15, 2001 from the Superior Court for our wholly owned subsidiary, Cineplex Odeon and certain of its other Canadian subsidiaries. Additionally, on February 26, 2001, Loews Cineplex's wholly owned Austrian subsidiary, LCE Europlex, filed a petition for bankruptcy in Vienna, Austria. Effective as of February 25, 2001, LCE Europlex abandoned an existing eight-screen theater to the care of the landlord and notified the landlord for a project in development that the Company will not be completing and operating that theater in accordance with the terms of the lease. As a result of this course of action, we no longer have any operations or presence in Austria. Also, on March 16, 2001, we filed a petition for bankruptcy in Warsaw, Poland on behalf of our wholly owned Polish subsidiary LCE Polska Holding Sp. z o.o.

     We are presently operating our businesses as debtors-in-possession in the U.S. and pursuant to the Initial Order in Canada. We are authorized to operate our business in the ordinary course.

     In order to provide liquidity over the next fiscal year, we entered into an agreement dated February 15, 2001, as amended, with a group of lenders led by Bankers Trust Company, as Administrative Agent, for a debtor-in-possession credit facility (the "DIP Facility"). The DIP Facility was approved by the Bankruptcy Court on April 4, 2001. The debtor-in-possession commitment that we received from Bankers Trust is for approximately $146 million, $60 million of which consists of a revolving credit line with the remaining $86 million used to repay post-default advances (i.e., subsequent to August 31, 2000) made under our Senior Revolving Credit Facility, which were secured with mortgages on eleven of our existing theatre properties, and to provide for outstanding letters of credit. The $60 million revolving credit facility included in the DIP Facility will be used (i) to finance our operations in the normal course of business during the restructuring process (including the required adequate protection payment and funding the operating requirements and certain capital projects of Cineplex Odeon Canada -up to a maximum of $20 million) and (ii) to complete certain "designated" construction projects, currently under construction, which were committed prior to the petition date. The terms of the DIP Facility also require us to make adequate protection payments on a monthly basis on the pre-default amounts borrowed under our Senior Revolving Credit Facility (approximately $655 million). The amount of the monthly adequate protection payments is based on the base rate of interest plus 150 basis points. This DIP Facility, which expires on the earlier of January 31, 2002 or upon the occurrence of certain other events including the effectiveness of a plan of reorganization, is designed to provide liquidity to allow us to operate in the ordinary course and meet certain of our funding commitments for completion of certain theatre complexes now under construction in North America. Refer to the Liquidity and Capital Resources section in Item 7 and Notes 1 and 11 to the Consolidated Financial Statements in Items 8 and 14(a) for further discussion.

     As a result of the Chapter 11 filing, substantially all actions to secure the payment of pre-petition indebtedness are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. Pre-petition claims secured by our assets ("secured claims") are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Pre-petition secured claims (primarily representing amounts borrowed under our Senior Revolving Credit Facility) are generally secured by all personal property and certain real property of Loews Cineplex and our domestic subsidiaries, a pledge of stock of all domestic subsidiaries and our equity interest in and loans to our foreign subsidiaries. Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Bankruptcy Court, the Bankruptcy Court approved our motions to pay certain pre-petition obligations including: (i) payments, on normal terms, to film distributors, (ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses and (iv) adequate protection payments to the lenders of our Senior Revolving Credit Facility. We have been and intend to continue to pay undisputed post-petition claims of all vendors, film distributors and other suppliers in the ordinary course of business. In addition, we may reject pre-petition executory contracts and unexpired leases with the approval of the Bankruptcy Court with respect to our U.S. operations. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the United States. We will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against us must be filed if the claimants wish to receive any distribution in the Chapter 11 case. No bar date has yet been set by the Bankruptcy Court. Differences between liability amounts estimated by us and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be settled and treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization.

     As a result of the Initial Order of the Superior Court, substantially all actions to enforce or otherwise effect payment of pre-filing obligations of Cineplex Odeon and its subsidiaries are stayed. The rights of secured creditors to enforce against our Canadian assets are also stayed. The stay period expires on June 15, 2001 and Cineplex Odeon intends to seek an extension thereof; the granting of an extension is within the discretion of the Superior Court. The Initial Order permits (i) payments on normal terms to persons supplying goods and services after the date of the Initial Order, including film suppliers, as well as certain pre-filing claims, (ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses as well as statutory severance pay and (iv) the borrowing of up to $20 million from Loews Cineplex and the granting of security by the assets of Cineplex Odeon and its subsidiaries to secure such borrowings. Cineplex Odeon has been and intends to continue to pay undisputed post-filing claims of all vendors, film suppliers and other suppliers in the ordinary course of business. In addition, the Initial Order permits the repudiation of unexpired leases of Cineplex Odeon and its subsidiaries. Landlords whose leases have been repudiated will be entitled to file a claim in the CCAA proceedings in respect of such repudiation. The treatment of such claims has yet to be determined and will be set out in a plan of compromise and arrangement to be presented by Cineplex Odeon to the Superior Court and to its affected creditors. A claims process and claims bar date must also be established to determine the claims entitled to vote on a plan as well as to receive distributions thereunder. This will be determined by an order of the Superior Court. Ultimately, any plan of compromise or arrangement must be approved by a vote of a majority in number of creditors of each class of creditors affected by the plan as well as by a vote of holders of two-thirds of the value of the claims of each such class. If such a vote is favorable, the plan must then be sanctioned by the Superior Court.

Fiscal 2001 Overview

   For the fiscal year ended February 28, 2001, we had revenues of $903.5 million, 70% of which came from box office receipts and 30% from concession sales and other revenues. Based on publicly available data, our share of the total industry box office receipts in North America during fiscal 2001 was approximately 8.7% (including 100% of the operations of our joint ventures and partnerships). Our current year revenues decreased $26.9 million in comparison to the prior year revenues of $930.4 million due to a significant decline in attendance primarily due to lower industry-wide attendance levels (approximately 3%) in comparison to the prior year (particularly driven by the "sub-par" performance of the summer and fall film product) and the continued decline in attendance at many of our older theatres. These decreases were partially offset by the positive impact of new theatre openings and improvements in admission and concession revenues per patron. For the fiscal year ended February 28, 2001, we generated $100.0 million of Modified EBITDA (earnings, including equity earnings from investments in partnerships and joint ventures, before cumulative effect of change in accounting principle, interest, taxes, depreciation and amortization, loss on sale/disposal of theatres and other, restructuring charges and reorganization costs) which was $44.4 million lower as compared to the prior year. This decrease was due primarily to the aforementioned shortfall in attendance levels partially offset by the favorable impact of new theatre openings, higher admission and concession revenues per patron and reductions in our overhead levels in our U.S. and Canadian operations. We have incurred a significant net loss in fiscal 2001. The fiscal year 2001 net loss of $436.2 million includes charges for (i) loss on sale/disposal of theatres and other of $245.8 million, (ii) reorganization costs of $42.1 million and (iii) restructuring charges of $12.7 million. Additionally, the net loss for the fiscal year ended February 28, 2001 also includes a one-time charge of $7.8 million to reflect adoption of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", regarding the accounting for our Passport and Gift Certificate Programs. This $7.8 million charge is referred to as "Cumulative Effect of Change in Accounting Principle" on the face of the statement of operations. See additional discussion in Results of Operations for the fiscal year ended February 28, 2001 compared to the fiscal year ended February 29, 2000 in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements included in Items 8 and 14(a).

   Portfolio Management

     The following table indicates the number of theatre locations and screens and changes in each during the five fiscal years ended February 28, 2001. These figures include screens and locations operated by Star, Magic Johnson, Yelmo Cineplex and Megabox.

                                                          Fiscal Year ended February 28 or 29,                 Five Year
                                             -------------------------------------------------------------
                                              1997          1998         1999          2000         2001         Total
                                             -------       ------       -------      -------       -------     ---------
Screens
Beginning of year.........................      950          959         1,035        2,881         2,926          950
   New builds.............................       44           92           168          237           171          712
   Expansions.............................       22           12            15            5             6           60
   J.V. investments -international........        -            -           113           22            47          182
   Combination............................        -            -         1,723            -             -        1,723
   Dispositions...........................      (57)         (28)         (173)        (219)         (587)      (1,064)
                                             -------       ------       -------      -------       -------     ---------
Year end..................................      959        1,035         2,881        2,926         2,563        2,563
                                             =======       ======       =======      =======       =======     =========
Locations
Beginning of year.........................      154          143           139          423           385          154
   New builds.............................        4            6            12           15            12           49
   J.V. investments - international.......        -            -            14            2             4           20
   Combination............................        -            -           312            -             -          312
   Dispositions...........................      (15)         (10)          (54)         (55)         (107)        (241)
                                             -------       ------       -------      -------       -------     ---------
Year end..................................      143          139           423          385           294          294
                                             =======       ======       =======      =======       =======     =========
Average screens per location..............      6.7          7.4           6.8          7.6           8.7

Note: The fiscal 2001 dispositions in the table above include 11 locations comprising 71 screens which closed on March 1, 2001. All data as of February 28, 2001 and for the fiscal year then ended in this Annual Report on Form 10-K gives effect to these dispositions.

     We continue to close or dispose of certain overlapping theatre locations and underperforming theatres, including older, obsolete theatres that contribute only minimally to cash flow from operations or are operating at a loss. As a result of management's plan to accelerate the disposal of theatres due primarily to continued weak operating performance and the continued industry downturn, we targeted 189 locations comprising 1,160 screens for accelerated disposition or closing including 108 locations comprising 645 screens in the U.S., 79 locations comprising 501 screens in Canada and 2 locations comprising 14 screens internationally. These theatres generated $215.4 million in revenues and $22.2 million in negative operating cash flow during fiscal 2001. While in the aggregate these theatres generate significant revenues, the disposition or closure of these screens will improve our operating cash flow on an ongoing basis. In addition to the aforementioned locations, we have also cancelled the development of five previously committed projects. Through the end of fiscal year 2001, 107 of these locations (aggregating 587 screens) have been closed, including 11 locations comprising 71 screens which closed on March 1, 2001. The remaining 82 locations (573 screens) are targeted for disposal and/or renegotiation during fiscal year 2002. We anticipate that we will be successful in closing these theatres targeted for disposal because as debtors-in-possession in the U.S. and pursuant to the Initial Order in Canada, we have the right, subject to Bankruptcy Court and Superior Court approval and certain other limitations, to reject/repudiate unexpired leases. In bankruptcy to date, we have rejected 69 of these theatre leases in the U.S., repudiated 32 of these theatres in Canada and terminated four of these leases in Austria and Poland. As a result of our continued review of the leases in our portfolio and the results of the lease renegotiation process, additional leases may be targeted for rejection/repudiation or restructuring in the future.

Theatre Operations

     Nearly all of our screens are located in multiscreen theatres. Our theatres averaged 8.7 screens as of February 28, 2001. This ratio should increase by closing theatres (including many smaller, older and/or obsolete theatres), through the selective construction of larger multiplex or megaplex theatres and by expanding certain existing theatres. However, our current expansion plans have been materially reduced as a result of our capital constraints and the Chapter 11 and CCAA filings. Multiplex theatres enable us to present a variety of films appealing to several segments of the movie-going public, while serving patrons from common facilities (i.e., box office, concession areas, restrooms and lobbies). This strategy enables us to operate more efficiently and uses more of our theatre capacity. Also, we continually seek to maximize cash flows through adherence to cost containment practices and initiatives.

     We rely upon advertising and movie schedules in newspapers as well as on our website to inform our patrons of film selections and show times. We also exhibit previews of coming attractions and films presently playing on other screens.

     Additionally, we provide a comprehensive offering of remote ticketing services, showtimes, reviews and movie trailers through an internet movie portal company that we initially developed with five other major movie theatre companies.

     We are continually seeking other potential revenue opportunities in addition to box office and concession revenues. We believe we can be an attractive medium for advertising and joint marketing and promotion efforts, due to our offering access to mass audiences. In fiscal 2001, we had approximately 128 million patrons, with highly attractive demographics. We maintain on-screen advertising programs in all of our theatres with local and national advertisers. Additionally, during fiscal year 2000, we entered into a 3 year deal in Spain (through our Yelmo Cineplex joint venture) with an outside third party whereby we receive compensation for on-screen advertising based upon actual attendance levels. We are continuing to explore additional advertising and marketing programs with other world class consumer product companies in North America and internationally.

     We have also generated additional revenue through the leasing of our theatres for motion picture premieres and screenings, corporate events and private parties. Some of our theatres have earned reputations as the "preferred" theatres for these events given their locations in key urban markets as well as their upscale settings.

Competition

     The U.S. motion picture exhibition industry is generally fragmented, with eleven large companies owning or operating a majority of screens. The following table presents the eleven largest exhibition companies in North America by box office revenue, screens and theatres according to the most recent publicly available information:

                                  Box Office
Company                       Revenues (millions)    Screens      Theatres
--------------------------    -------------------    -------      --------
Regal/Act III                       $ 767.1           4,328          391
AMC Entertainment                   $ 763.1           2,903          211
Loews Cineplex (1)                  $ 714.5           2,563          294
Cinemark Cinemas                    $ 511.3           2,938          273
United Artists Theatres             $ 372.4           1,599          213
Carmike Cinemas                     $ 315.4           2,438          352
GC Companies                        $ 237.1             685           78
National Amusements                     N/A           1,079           99
Hoyts Cinemas Corp                      N/A             926          106
Edwards Theatres                        N/A             730           63
Century Theatres                        N/A             722           75

(1)   Includes 100% of our partnerships.


     In 2000, U.S. motion picture attendance was approximately 1.42 billion which was approximately 3% lower in comparison to the prior year, and box office revenues exceeded $7.66 billion, a 2% increase over 1999. The average ticket price for 2000 was $5.39, an increase of 6% over 1999.

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

     A few major movie studios and their distribution operations dominate the motion picture production and distribution industry in North America. These include Columbia, TriStar, Universal, The Walt Disney Company, Warner Bros., Paramount Pictures, Twentieth Century-Fox, Metro-Goldwyn-Mayer, and Dreamworks. Based on box office receipts, these studios account for approximately 92% of the motion pictures exhibited in North America.

     Film Licensing. In order to secure motion pictures, exhibitors must engage in negotiations with film distributors for licensing rights of first run feature motion pictures. Exhibitors and distributors conduct negotiations on a film-by-film and theatre-by-theatre basis. Film exhibition licenses typically specify rental fees based upon weekly box office receipts. The distributor generally receives the greater of the specified percentage of the box office receipts or 90% of the amount left after deducting an agreed upon house overhead allowance from box office receipts. The specified percentage generally declines over the term of the engagement and may be negotiated either prior to, or at the conclusion of, the engagement.

     If there are multiple exhibitors in a film zone, a distributor may offer the exhibitors the opportunity to bid, select a customer, or allocate its films among some or all of the exhibitors in the zone. When films are not awarded on bid, the exhibitor and distributor directly negotiate the terms of the engagement. Over the past several years all films have been licensed to us by direct negotiation.

     It is also important to note that the distribution of film product in Canada is based on historical relationships that result in the two major exhibitors (Famous Players and us) primarily playing product from specific suppliers. As a result, there can be large fluctuations from year to year in box office revenue performance based on the strength of a particular studio's film product. Even though this situation has recently changed moderately, the traditional relationships still hold in most of the major markets. One of the challenges faced by us is to balance existing relationships with distributors in order to receive the broadest mix of film product for our theatres in Canada.

     We continue to receive film product in the ordinary course. We have not experienced any interruption of film supply as a result of the Chapter 11 and CCAA filings and we continue to enjoy a supply of film product from all distributors. We have received Bankruptcy Court and Superior Court approval to pay in full all of our pre-petition and post-petition obligations to film distributors in the normal course of business.

Segment Information

     See Note 16 to our Consolidated Financial Statements included in Items 8 and 14(a).

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

Employees

     As of February 28, 2001, we employed approximately 14,000 employees, including approximately 1,415 full-time and 12,585 part-time employees. Our employment levels are generally directly related to seasonal changes in business activity. We are a party to collective bargaining agreements with 30 unions, of which approximately 1,365 employees are members. We believe that our employee relations are generally good.

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

Factors That May Affect Future Performance

     In addition to other factors and matters previously mentioned, in our view, the following items could cause results to differ materially from those discussed in forward-looking statements:

     . our ability to successfully emerge from our bankruptcy proceedings in a reasonable time period, including the success of future operations and the ability to meet obligations as they become due;

     . the adequacy of our DIP Facility relevant to our liquidity throughout the bankruptcy period;

     . our high debt levels, which need to be restructured and reduced as part of a Chapter 11 reorganization plan and CCAA plan of arrangement;

     . the effect of economic conditions on a national, regional or international basis;

     .    competitive pressures in the motion picture exhibition industry;

     . the financial resources of, and films available to, us and our competitors;

     . the impact of a potential strike by the Screen Actors Guild ("SAG") if they are unable to resolve unsettled contract issues with the studios prior to the expiration of the current contract on June 30, 2001 - an unresolved prolonged job action by members of the SAG may result in reduced availability of film product which could adversely effect us and the industry;

     . changes in laws and regulations, including changes in environmental and disabilities laws and changes in accounting standards; and

     .    opportunities that may be presented to and pursued by us.



     See the Liquidity and Capital Resources section and the Outlook section included in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

ITEM 2.  PROPERTIES

     At February 28, 2001, Loews Cineplex, including Star, Magic Johnson, Yelmo Cineplex and Megabox theatres, operated or had interests in 2,563 screens in 294 theatres, of which 29 theatres were owned by us, 261 theatres were leased and 4 theatres were subject to management arrangements. Our leases are entered into on a long-term basis. The lease terms generally range from 20 to 40 years and contain various renewal options, generally in intervals of 5 to 10 years. Theatre leases provide for the payment of a fixed annual rent and, sometimes, a percentage of box office receipts or total theatre revenue. The following tables show the locations of our screens at February 28, 2001, including our partnerships' theatres.


                 United States
-----------------------------------------------
State                      Screens    Locations
-----------------------    -------    ---------
Arizona...............         33          4
California............         80          9
Connecticut...........         32          3
District of Columbia..         30          9
Florida...............         20          1
Georgia...............         12          1
Illinois..............        232         29
Indiana...............         51          5
Maryland..............        104         12
Massachusetts.........        108         10
Michigan..............        156         10
Minnesota.............          4          1
New Hampshire.........         12          2
New Jersey............        200         18
New York..............        255         35
Ohio..................         32          2
Pennsylvania..........         49          3
Texas.................        102          9
Utah..................         30          4
Virginia..............         21          3
Washington............        109         15
                           -------    ---------
   Total..............      1,672        185
                           =======    =========

                   Canada
-----------------------------------------------
Province                   Screens    Locations
-----------------------    -------    ---------
Alberta...............        137         15
British Columbia......         50          8
Manitoba..............         13          3
Ontario...............        316         37
Quebec................        160         21
Saskatchewan..........         27          4
                           -------    ---------
    Total.............        703         88
                           =======    =========

                 International
-----------------------------------------------
Country                    Screens    Locations
-----------------------    -------    ---------
Spain.................        161         18
Korea.................         16          1
Hungary...............          6          1
Turkey................          5          1
                           -------    ---------
     Total............        188         21
                           =======    =========

   Grand Total........      2,563        294
                           =======    =========

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

     Under the partnership agreement governing the operation of the Yelmo Cineplex circuit, our joint venture partner manages the theatres under an operating agreement. The partnership agreement also has provisions governing the transfer of partnership interests between the partners and to unaffiliated third parties.

ITEM 3.  LEGAL PROCEEDINGS

     On February 15, 2001, Loews Cineplex and all of its wholly owned U.S. subsidiaries (the "U.S. Debtors") filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. In addition, on February 15, 2001 an order to initiate a restructuring of obligations and operations under the CCAA was obtained from the Ontario Superior Court of Justice for our wholly owned subsidiary, Cineplex Odeon and certain of its other Canadian subsidiaries. Additionally, on February 26, 2001, Loews Cineplex's wholly owned Austrian subsidiary, LCE Europlex, filed a petition for bankruptcy in Vienna, Austria, and on March 16, 2001, we filed a petition for bankruptcy in Warsaw, Poland on behalf of our wholly owned Polish subsidiary.

     At this time, we are unable to predict the outcome of the Chapter 11 and CCAA proceedings or their effect on our operations. Refer to Item 1 and Item 7 of this Form 10-K and Notes 1, 3 and 4 to the consolidated financial statements for additional information.

    We are involved in routine litigation and legal proceedings in the ordinary course of our business relating to personal injury claims, employment matters and contractual disputes. Generally, all pre-filing date litigation against the U.S. Debtors was automatically stayed. Entities who were litigating such claims against Loews Cineplex and the other U.S. Debtors as of the filing date, or who could have done so, instead will have to file with the Bankruptcy Court proofs of claim for the amounts to which they contend they were entitled, subject to the right of Loews Cineplex and the U.S. Debtors to contest such claims. Alternatively, creditors may seek to have the stay lifted to pursue their claims. In such event, we and the other U.S. Debtors may be required to defend such litigation, but collection of any judgments obtained will be stayed. A similar process exists for dealing with pre-filing litigation under the CCAA proceedings. Except for those noted below, we do not have any litigation or proceedings that we believe will have a material adverse effect on us, individually or in the aggregate.

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

     Two of our leased drive-in theatres, both in the State of Illinois, are located on properties on which third parties disposed of, or may have disposed of, substantial quantities of construction debris, auto shredder residue and other debris. Such material may contain hazardous substances. One of these leases terminated in the ordinary course prior to the Debtors filing their Chapter 11 cases. Pursuant to order of the Bankruptcy Court, the other lease was rejected in accordance with the Bankruptcy Code. Termination or rejection of these leases, however, may not terminate all of the Debtors' liability in connection with the disposal of debris on these properties. In addition, the rejected lease property is the subject of an action, filed in August 1998 in the Circuit Court of Cook County, Illinois by the Illinois Attorney General's office seeking civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and groundwater testing and remediation, if necessary. This action may be stayed, in whole or in part, as the result of the commencement of the Debtors' Chapter 11 cases. Our range of probable liability with respect to this action cannot be reasonably estimated at this time due to several unknown factors, including the scope of contamination at the theatre property, the likelihood of any particular remedial action being required, the allocation of liability, if any, to other responsible parties, and the ability of such parties to satisfy their share of such liability, and the ability of the Debtors to discharge certain claims and liabilities in connection with this action under Bankruptcy law. If necessary, we intend to vigorously defend this action and will continue to evaluate future information and developments with respect to conditions at this property and will periodically reassess any liability accordingly. Based on the foregoing, there can be no assurance that our liability, if any, in connection with this action will not be material.

Six West Retail Acquisition, Inc.

     On July 24, 1997, Six West Retail Acquisition, Inc., a real estate development company, initiated a lawsuit against us and some of our affiliates in the U.S. District Court for the Southern District of New York, seeking injunctive relief and unspecified monetary damages. Six West alleges that we have violated federal antitrust laws by engaging in block booking agreements and monopolizing the motion picture exhibition market in New York City. Six West owns or leases the Paris and New York Twin theatres in Manhattan. The Paris theatre was managed by one of our subsidiaries under an oral management agreement that has been terminated. The New York Twin theatre is managed by one of our subsidiaries under a written management agreement. Six West also alleges that we violated our contractual and fiduciary responsibilities in managing the two theatres. On December 3, 1997, Six West filed an amended complaint asserting similar claims with respect to the Festival Theatre which was operated by one of our subsidiaries until it was closed in 1994. All of the defendants moved to dismiss the amended complaint by motion dated January 8, 1998. The court decided both motions in a memorandum opinion and order dated March 8, 2000. The court granted defendants' motion to dismiss the contract claims against the individual non-corporate defendants and a portion of one claim against us. The court denied the motion with respect to the remainder of the amended complaint and the non-Loews Cineplex corporate defendants. Discovery in the action is still in progress. This action was stayed with respect to those defendants that are among the U.S. Debtors as a result of the filing of the Chapter 11 petition. We believe that Six West's claims are without merit and intend to oppose them vigorously.

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

Metreon Arbitration

     In May 1997, we entered into a 21 year lease with Metreon, Inc. ("Metreon"), an affiliate of Sony Corporation of

America, to operate a multiplex theatre in an entertainment/retail complex developed by Metreon in San Francisco. Since that theatre opened in June 1999, we have had a dispute with Metreon with respect to construction costs (amount of dispute is approximately $5 million) that may be our responsibility under the lease, the nature of the costs that Metreon is seeking to include as operating expenses under the lease, and the proper allocation of operating expenses to our theatre, based on our proportionate share of the complex. To date, we have been unable to resolve these issues through negotiation with Metreon. The estimated difference in operating expenses allocable to our theatre, taking into account differences over both the nature of allocable costs and determination of our proportionate share of the complex, is approximately $3 - $4 million per annum for the duration of the lease. Pursuant to the terms of the lease, we are to contribute to the operating expenses of the complex in an amount equal to our proportionate share of the total floor area of the complex. Metreon has asserted that our proportionate share of the complex is approximately 49%, while we assert that our proportionate share is approximately 32%. On September 19, 2000, as permitted by the lease, Metreon filed a demand for arbitration with the American Arbitration Association seeking a declaration of the proportionate share of the complex floor area occupied by our theatre. We believe that we have meritorious defenses to all of Metreon's claims against us under the lease and intend to vigorously assert our position regarding our proportionate share of the complex. This arbitration is stayed as a result of the filing of the Chapter 11 petition.

Competition Bureau Proceedings

     The Canadian Competition Bureau (the "Bureau") recently obtained a Federal Court Order requiring a number of exhibitors and distributors, including our subsidiaries (Cineplex Odeon Corporation and Cineplex Odeon (Quebec) Inc.), to produce significant business information by April 27, 2001. This Order is in connection with an inquiry by the Bureau relating to certain practices of motion picture exhibitors, including Cineplex Odeon Corporation, and motion picture distributors. On April 27, 2001, Cineplex Odeon complied with the order and provided the required business information to the Competition Bureau. We intend to vigorously oppose any allegation of anti-competitive conduct on our part.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Dividend Policy

     We do not pay any dividends on our common stock and are prohibited under the terms of our Senior Revolving Credit Facility and DIP Facility from paying such dividends.


Price Range of Common Stock

     Our common stock was traded on the New York and Toronto Stock Exchanges. Effective February 15, 2001, we were delisted by the New York Stock Exchange ("NYSE") and therefore, our stock is no longer traded on the NYSE. Our stock continues to be listed on The Toronto Stock Exchange. As of May 22, 2001 there were approximately 11,200 holders of record of our common stock. The table below sets forth the high and low sales prices of our common stock as reported by the New York and Toronto Stock Exchanges for the periods indicated.

                                                                  FIRST       SECOND        THIRD       FOURTH
                                                                QUARTER      QUARTER      QUARTER      QUARTER        TOTAL
                                                            -----------  -----------  -----------  -----------  -----------
February 28, 2001

   Stock prices - New York Stock Exchange (US$)
     High                                                   $      4.38  $      4.38  $      1.88  $      0.81  $      4.38
     Low                                                    $      2.25  $      1.75  $      0.63  $      0.25  $      0.25
   Stock prices - Toronto Stock Exchange (CDN$)
     High                                                   $      6.15  $      6.30  $      2.80  $      1.25  $      6.30
     Low                                                    $      3.55  $      2.50  $      1.00  $      0.30  $      0.30

February 29, 2000

   Stock prices - New York Stock Exchange (US$)
     High                                                   $     12.88  $     10.94  $      8.38  $      6.50  $     12.88
     Low                                                    $      9.13  $      7.94  $      6.19  $      4.13  $      4.13
   Stock prices - Toronto Stock Exchange (CDN$)
     High                                                   $     18.50  $     16.05  $     12.50  $      9.40  $     18.50
     Low                                                    $     13.60  $     11.75  $      9.00  $      5.95  $      5.95

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

     The following table sets forth Selected Historical Financial Data for Loews Cineplex Entertainment Corporation ("we", "us" and "our") for the five fiscal years ended February 28, 2001 and has been derived from our annual consolidated financial statements. The Selected Historical Financial Data and Selected Key Operating Statistics should be read in conjunction with the separate consolidated financial statements and notes thereto of Loews Cineplex Entertainment Corporation and our "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Annual Report on Form 10-K. Further, the Selected Historical Financial Data includes the financial results of Cineplex Odeon Corporation ("Cineplex Odeon") for the period from May 15, 1998 to February 28, 2001. Cineplex Odeon became our wholly owned subsidiary on May 14, 1998.

                                                                     YEAR ENDED FEBRUARY 28 OR 29,
                                                                     -----------------------------

                                                          2001          2000          1999           1998          1997
                                                   -----------   -----------    ----------    -----------   -----------

                                                                        (IN THOUSANDS, EXCEPT SHARE DATA)
INCOME STATEMENT DATA:
 Box Office                                        $   628,851   $   647,774   $   587,078    $   296,933   $   273,498
 Concession                                            241,034       243,511       228,332        104,009        90,643
 Other                                                  33,631        39,138        35,750         12,568        11,204
                                                   -----------   -----------   -----------    -----------   -----------

 Total Operating Revenue                               903,516       930,423       851,160        413,510       375,345
                                                   -----------   -----------   -----------    -----------   -----------

Theatre operations and other expenses
   (including concession costs)                        753,193       732,957       654,503        307,568       282,480
General and administrative                              50,369        53,031        47,882         28,917        21,447
Depreciation and amortization                          125,533       113,047        90,720         52,307        44,576
Interest expense                                        98,601        72,728        57,216         14,319        14,776
Loss on sale/disposal of theatres and other (A)        245,828         8,388         4,532          7,787         9,951
Restructuring charges (A)                               12,653             -             -              -             -
Reorganization costs (A)                                42,146             -             -              -             -
Income tax expense                                       3,598         1,662         2,187          2,751         2,295
                                                   -----------   -----------   -----------    -----------   -----------
Loss before cumulative effect of change
   in accounting principle                            (428,405)      (51,390)       (5,880)          (139)         (180)
Cumulative effect of change in accounting
   principle, net of tax (B)                             7,841             -             -              -             -
                                                   -----------   -----------   -----------    -----------   -----------

Net loss                                           $  (436,246)  $   (51,390)  $    (5,880)   $      (139)  $      (180)
                                                   ===========   ===========   ===========    ===========   ===========

Loss per common share before cumulative effect
   of change in accounting principle: basic and
   diluted                                         $     (7.31)  $      (.88)  $      (.12)   $      (.01)  $      (.01)


Loss per common share: basic and diluted           $     (7.44)  $      (.88)  $      (.12)   $      (.01)  $      (.01)

Weighted average shares and equivalent
outstanding (C): basic and diluted                  58,622,646    58,622,646    47,834,541     20,472,807    20,472,807

BALANCE SHEET DATA (AT PERIOD END):
   Cash, equivalents and investments               $    47,200   $    31,735   $    48,174    $     9,064   $     2,160
   Property, equipment and leaseholds              $ 1,068,923   $ 1,218,334   $ 1,119,977    $   609,152   $   613,692
   Total assets                                    $ 1,677,586   $ 1,907,389   $ 1,806,201    $   728,551   $   721,372
   Total long-term obligations                     $   179,952   $ 1,074,736   $   943,811    $   336,526   $   339,206
   Total liabilities (D)                           $ 1,501,489   $ 1,288,587   $ 1,140,905    $   404,040   $   396,722
   Stockholders' equity                            $   176,097   $   618,802   $   665,296    $   324,511   $   324,650

CASH FLOW STATEMENT DATA:
Cash flow (used)/provided by operating activities  $   (43,231)  $    57,097   $    82,711    $    64,185   $    47,976

(A) See Notes 1 and 3 to the Consolidated Financial Statements with respect to our bankruptcy and financial reporting in accordance with Statement of Financial Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code". Also see Notes 4, 5 and 6 to the Consolidated Financial Statements with respect to restructuring charges, reorganization costs and loss on sale/disposal of theatres and other.

(B) Represents a one-time charge to reflect the adoption of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", regarding the accounting for our Passport and Gift Certificate Programs. See additional discussion in Note 2 to the Consolidated Financial Statements.

(C) Restated in all periods presented to reflect impact of a stock dividend declared on February 5, 1998.

(D) Includes liabilities subject to compromise of $471,390 for the fiscal year ended February 28, 2001 and nil for fiscal years 1997 through 2000. See
     Note 3 to the Consolidated Financial Statements for further discussion.

Selected Key Operating Statistics

     The table below sets forth unaudited Selected Key Operating Statistics for us as of and for each of the periods indicated. Management views these statistics as key financial measures and believes that certain investors find them useful in analyzing companies in the motion picture exhibition industry. No one measure is more meaningful than another and our management uses these measures collectively to assess operating performance. In order to arrive at a more meaningful presentation of financial operating data related to our productivity and performance, except as otherwise noted, all amounts below include 100% of the operating results of the Loeks-Star Theatres ("LST"), the Magic Johnson Theatres ("MJT") and the Yelmo Cineplex de Espana ("Yelmo") partnerships in which we have a 50% interest. Further, the Selected Key Operating Statistics include data for Cineplex Odeon for the period from May 15, 1998 to February 28, 2001. Cineplex Odeon became our wholly owned subsidiary on May 14, 1998.

                                                                      YEAR ENDED FEBRUARY 28 OR 29,
                                                                      -----------------------------
                                                                                (UNAUDITED)

                                                          2001          2000          1999           1998          1997
                                                   -----------   -----------    ----------    -----------   -----------

                                                   (IN THOUSANDS, EXCEPT LOCATIONS, SCREENS AND PER PATRON DATA)
CASH FLOW STATEMENT DATA(1):

Net cash (used)/provided by operating activities   $   (43,231)  $    57,097    $   82,711    $    64,185   $    47,976
Net cash used in investing activities              $  (148,226)  $  (218,503)   $  (91,741)   $   (51,439)  $   (53,254)
Net cash provided/(used) by financing
   activities                                      $   206,922   $   144,967    $   48,140    $    (5,842)  $     5,048
Capital Expenditures (included in investing
activities noted above)                            $   150,859   $   185,350    $  147,198    $    42,431   $    60,920



OPERATING DATA:

Locations operated at period end                           294           385           423            139           143
Screens operated at period end                           2,563         2,926         2,881          1,035           959
Screens per location                                       8.7           7.6           6.8            7.4           6.7
Attendance                                             127,780       135,281       126,605         58,387        53,133
Total revenues                                     $ 1,032,141   $ 1,047,146    $  947,401    $   480,437   $   421,613
Revenues per screen(2)                             $    348.58   $    359.60    $   389.84    $    464.19   $    439.64
Revenues per location(2)                           $  2,752.38   $  2,579.18    $ 2,554.45    $  3,456.38   $  2,948.34
Modified EBITDA(3)                                 $    99,954   $   144,435    $  148,775    $    77,025   $    71,418
Total EBITDA(4)                                    $   123,502   $   165,590    $  163,166    $    86,643   $    78,273
Partners' share of Total EBITDA                    $    11,175   $    11,316    $    8,538    $     6,339   $     4,853
Attributable EBITDA(4)                             $   112,327   $   154,274    $  154,628    $    80,304   $    73,420
Total EBITDA per screen(2)                         $     41.71   $     56.86    $    67.12    $     83.71   $     81.62
Total EBITDA per location(2)                       $    329.34   $    407.86    $   439.80    $    623.33   $    547.36
Total EBITDA per patron                            $      0.97   $      1.22    $     1.29    $      1.48   $      1.47
Box Office revenue per patron                      $      5.59   $      5.39    $     5.18    $      5.91   $      5.79
Concession revenue per patron                      $      2.16   $      2.05    $     2.03    $      2.14   $      1.98
Concession margin                                         83.6%         84.1%         84.4%          84.5%         82.8%
Ratio of Total EBITDA to Total Revenue                    12.0%         15.8%         17.2%          18.0%         18.6%

(1) Cash flow statement data includes cash flows from long-term investments in our partnerships and joint ventures to the extent of our equity interests.

(2) All per screen and location ratios are calculated using a weighted average number of screens and locations (including the LST, MJT, Yelmo and Megabox partnerships), except for fiscal years 1997 and 1998 which are calculated using the number of screens and locations as of period end. The use of weighted average amounts in fiscal years 1999, 2000 and 2001 is due to the inclusion of the operations of Cineplex Odeon for the period subsequent to May 14, 1998 and the significant number of theatre disposals and newly opened theatres in each of these periods. Use of weighted average number of screens and locations for the remaining historical data would not result in substantially different data in comparison to the information presented.

(3) Modified EBITDA consists of earnings, including equity earnings from investments in partnerships and joint ventures, before cumulative effect of change in accounting principle, interest, income taxes, depreciation and amortization, loss on sale/disposal of theatres and other, restructuring charges and reorganization costs. Modified EBITDA should not be construed as an alternative to measuring operating results or cash flows under U.S. GAAP. In addition, the Modified

     EBITDA measure presented herein may not be comparable to similarly titled measures reported by other companies.

(4) Total EBITDA consists of Modified EBITDA plus 100% of the operating results of our partnerships. We believe that Total EBITDA is an important measure, in addition to cash flow from operations and Modified EBITDA, in viewing our overall liquidity and borrowing capacity.

     A reconciliation of Modified EBITDA to Total EBITDA and Attributable EBITDA follows:

                                                                     YEAR ENDED FEBRUARY 28 OR 29,
                                                                     -----------------------------
                                                                              (UNAUDITED)

                                                          2001          2000          1999           1998          1997
                                                   -----------    ----------    ----------    -----------   -----------

                                                                             (IN THOUSANDS)
     Modified EBITDA, including equity
       earnings (as defined above)                 $    99,954   $   144,435    $  148,775    $    77,025   $    71,418
     LESS/(ADD): Equity earnings/(loss)
       included in EBITDA                               (2,269)        1,477         2,685          3,060         2,851
     ADD: EBITDA from partnerships                      21,279        22,632        17,076         12,678         9,706
                                                   -----------   -----------    ----------    -----------   -----------
     Total EBITDA                                      123,502       165,590       163,166         86,643        78,273
     LESS: Partners' share of Total EBITDA              11,175        11,316         8,538          6,339         4,853
                                                   -----------   -----------    ----------    -----------   -----------
     Attributable EBITDA                           $   112,327   $   154,274    $  154,628    $    80,304   $    73,420
                                                   ===========   ===========    ==========    ===========   ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion of the Loews Cineplex Entertainment Corporation ("we", "us" and "our") financial condition and operating results should be read in conjunction with our Selected Historical Financial Data and our audited consolidated financial statements for the three years ended February 28, 2001. The information presented below includes the results of Cineplex Odeon Corporation ("Cineplex Odeon"), which became our wholly owned subsidiary as of May 14, 1998 (the "Combination"), for the period from May 15, 1998 through February 28, 2001 and does not include any results prior to that time unless otherwise noted. Where noted, for a more meaningful comparison, we have referred to the operating performance of theatres we were required to sell, pursuant to an agreement with the Department of Justice (herein referred to as the "DOJ theatres"), as a result of the Combination.

     This discussion incorporates operating results of partnerships in which we have an interest to the extent of our equity share as required by the equity method of accounting, except as otherwise noted.

     On February 15, 2001, Loews Cineplex and all of its wholly owned U.S. subsidiaries filed voluntary petitions to reorganize under Chapter 11 in the U.S. Bankruptcy Court. In Canada, the Initial Order to initiate a restructuring of obligations and operations under the CCAA was obtained on February 15, 2001 from the Superior Court for our wholly owned subsidiary, Cineplex Odeon and certain of its other Canadian subsidiaries. The Chapter 11 and CCAA filings are hereinafter collectively referred to as the "Bankruptcy Proceedings". In addition, on February 26, 2001, our wholly owned Austrian subsidiary LCE Europlex KinobetriebsgmbH filed a petition for bankruptcy in Vienna, Austria and on March 16, 2001, we filed a petition for bankruptcy in Warsaw, Poland on behalf of our wholly owned Polish subsidiary LCE Polska Holding Sp. z o.o.

     The Chapter 11 and CCAA filings resulted from a sequence of events and the unforeseen effect that these events would have in the aggregate on us. Such events included, among other things, (i) the lower industry-wide attendance levels (approximately 3%) due primarily to the "sub-par" film performance during the summer and fall of 2000, (ii) the continued decline in revenues experienced at many of our older theatres, (iii) significantly higher costs associated with building megaplexes and in making improvements to existing theatres in order to attract and accommodate larger audiences, and (iv) significant liquidity pressures. Faced with significant operating shortfalls, unavailability of credit and our inability to satisfactorily achieve a restructuring with our lenders, among other things, we filed for bankruptcy protection under Chapter 11 in the United States and under the CCAA in Canada.

     We have incurred a significant net loss in fiscal 2001. The fiscal year 2001 net loss of $436.2 million includes charges for (i) loss on sale/disposal of theatres and other of $245.8 million, (ii) reorganization costs of $42.1 million and (iii) restructuring charges of $12.7 million. See respective discussion below regarding each of these items. The net loss for the fiscal year ended February 28, 2001 also includes a one-time charge of $7.8 million to reflect adoption of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", regarding the accounting for our Passport and Gift Certificate Programs. This $7.8 million charge is referred to as "Cumulative Effect of Change in Accounting Principle" on the face of the statement of operations. See additional discussion below in Results of Operations for the fiscal year ended February 28, 2001 compared to the fiscal year ended February 29, 2000.

     As a result of our recurring losses, the Chapter 11 and CCAA filings and circumstances relating to these events, including our debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. We believe that cash from operations along with financing provided through a Debtor-in-Possession Credit Facility entered into on February 15, 2001, as amended (the "DIP Facility"), should be available to provide liquidity to allow us to continue as a going concern. However, there can be no assurance of this. Our ability to continue as a going concern is dependent upon our ability to maintain compliance with debt covenants under the DIP Facility and the ability to generate sufficient cash from operations and financing sources to meet our obligations as they become due. In the event a Chapter 11 plan of reorganization/CCAA plan of arrangement (collectively referred to as "plans of reorganization") are confirmed by the Bankruptcy Court/Superior Court and become effective, continuation of our business thereafter will be dependent on our ability to achieve successful operations, maintain satisfactory capital and liquidity and obtain access to funds under a credit facility. Until the plans of reorganization are confirmed by the Bankruptcy Court/Superior Court and become effective, there can be no assurance that we will emerge from these bankruptcy proceedings, and the effect of the terms and conditions of such plans of reorganization on our business cannot be determined and therefore there is substantial doubt regarding our ability to continue as a going concern.

Results of Operations

FISCAL YEAR ENDED FEBRUARY 28, 2001 COMPARED TO FISCAL YEAR ENDED FEBRUARY 29, 2000

     Operating Revenues of approximately $903.5 million for the fiscal year ended February 28, 2001 were $26.9 million lower than the comparable period of the prior year. Operating revenues are generated primarily from box office revenues and concession sales. Box office revenues for the fiscal year ended February 28, 2001 of approximately $628.9 million were $18.9 million lower, and concession revenues of approximately $241.0 million were $2.5 million lower in comparison to the fiscal year ended February 29, 2000. These decreases in operating revenues were due primarily to a significant decline in attendance primarily due to lower industry-wide attendance levels of approximately 3% in comparison to the prior year (particularly driven by the "sub-par" performance of the summer and fall film product) and the continued decline in attendance at many of our older theatres. This overall decrease in revenues is net of additional revenues of approximately $90.6 million from new theatre openings and improvements in admission and concession revenues per patron.

     Operating Costs of approximately $753.2 million for the fiscal year ended February 28, 2001 were approximately $20.2 million higher than the fiscal year ended February 29, 2000. This increase was due primarily to incremental costs associated with new theatre openings, including occupancy costs, and the impact of improvements in admission and concession revenues per patron. The overall increase in operating costs, which aggregated $77.4 million, was partially offset by reductions in variable operating expenses commensurate with the aforementioned decrease in operating revenues relating to attendance declines and as a result of the closing of older, obsolete theatres.

     General and Administrative Costs of approximately $50.4 million for the fiscal year ended February 28, 2001 were approximately $2.7 million lower compared with the fiscal year ended February 29, 2000 due primarily to reductions in overhead levels in our U.S. and Canadian operations slightly offset by normal inflationary increases.

     Depreciation and Amortization Costs of approximately $125.5 million for the fiscal year ended February 28, 2001 were $12.5 million higher than the fiscal year ended February 29, 2000, due primarily to incremental amortization expense resulting from a change in the estimated remaining useful life of goodwill and incremental depreciation related to investments in new theatres which commenced operations partially offset by the effect of theatre disposals. Goodwill primarily represents the excess purchase price associated with our combination with Cineplex Odeon in May 1998. Prior to the third quarter of the current fiscal year, goodwill was amortized over a 40 year estimated useful life. In connection with our third quarter review and assessment of our goodwill and as a result of management's plan at that time to accelerate the disposal of a significant number of screens in the U.S. and Canada, coupled with the continued industry downturn, we had determined that a reduction in the remaining useful life for goodwill amortization was appropriate. As a result, effective September 1, 2000, we determined that a more appropriate remaining useful life for unamortized goodwill is 20 years, resulting in additional amortization expense of approximately $4.8 million during the six months ended February

28, 2001, net of the impact of the write-off of allocated goodwill. The remaining $7.7 million increase in depreciation and amortization costs was due primarily to the aforementioned incremental depreciation related to investments in new theatres partially offset by the effect of theatre dispositions, including the significant number of theatres targeted for accelerated disposal.

     Restructuring Charges of approximately $12.7 million for the fiscal year ended February 28, 2001 includes $8.8 million for professional and advisory fees associated with our evaluation of a longer-term financial plan (including amendments to our bank debt) and severance related payments (approximately $3.9 million) primarily associated with headcount reductions in our U.S. operations during November 2000.

     Loss on Sale/Disposal of Theatres and Other includes losses on theatres which have been sold or disposed, the write-down of net book value (including allocated goodwill) and other costs associated with theatres targeted for accelerated disposition or lease renegotiation and a charge of approximately $4.6 million related to the impairment of assets related to the Magic Johnson Partnership. The loss on sale/disposal of theatres and other of approximately $245.8 million for the fiscal year ended February 28, 2001 was $237.4 million higher than the fiscal year ended February 29, 2000, due primarily to the timing, nature and characteristics of theatre dispositions and includes a fourth quarter charge of $80.5 million primarily associated with the write-off of net book value relating to 32 locations comprising 246 screens additionally targeted for accelerated disposal or lease renegotiation on a short-term basis. For the fiscal year ended February 28, 2001, the loss on sale/disposal of theatres includes a charge of $245.8 million (consisting primarily of the write-off of net book value of $207.0 million and allocated goodwill of $58.5 million partially offset by net proceeds from asset sales), including the aforementioned fourth quarter charge, for a plan to accelerate the disposal of approximately 189 theatres comprising 1,160 screens in the U.S., Canada and internationally. These accelerated disposal plans were as a result of the continued decline in attendance levels experienced at these theatres which was exacerbated by the "sub-par" industry-wide summer and fall box office levels. These 189 theatres targeted for disposal generated $215.4 million in revenues and negative operating cash flow of $22.2 million for the fiscal year ended February 28, 2001. During the fiscal year ended February 28, 2001, we actually disposed of 107 of these theatre locations comprising 587 screens with the remainder targeted for disposal/renegotiation in Fiscal 2002. See the Liquidity and Capital Resources section for additional information.

     Reorganization Costs of approximately $42.1 million represent charges incurred as a result of the activities related to the Bankruptcy Proceedings. Reorganization costs relate to (i) landlord claims related to the rejection of 69 theatre leases (451 screens) in the U.S., 32 theatres (180 screens) repudiated in Canada and four leases terminated in Austria and Poland, (ii) the write-off of deferred financing fees and (iii) professional and advisory fees incurred directly related to and subsequent to the bankruptcy filing on February 15, 2001. See Note 4 to the consolidated financial statements for additional information.

     Cumulative effect of change in accounting principle of approximately $7.8 million for the fiscal year ended February 28, 2001 represents a one-time charge to reflect adoption of SAB No. 101, "Revenue Recognition in Financial Statements", regarding the accounting for our Passport and Gift Certificate Programs (hereinafter referred to as "certificates"). SAB No. 101 was effective beginning December 1, 2000 requiring retroactive application to the beginning of our 2001 fiscal year with restatement, if necessary, of all quarters for the current fiscal year. SAB No. 101 impacts the timing of when revenues may be recorded for unredeemed certificates. Prior to the issuance of SAB No. 101, we would recognize "breakage revenue" into income immediately upon the sale of certificates for the estimated portion of certificates that would not be redeemed. However, in accordance with SAB No. 101, we no longer record breakage revenue upon sale but rather upon the expiration date of the certificate or the date the obligation is otherwise fulfilled. This change in accounting principle has no impact on cash flows or the value of unredeemed certificates held by customers. The retroactive application of SAB No. 101 to fiscal year 2000 would not have a significant impact on our revenues.

     Interest Expense of approximately $98.6 million for the fiscal year ended February 28, 2001 was approximately $25.9 million higher than the fiscal year ended February 29, 2000, due primarily to the impact of additional borrowings under our Senior Revolving Credit Facility coupled with the impact of an increase in the variable borrowing rate relating to our Senior Revolving Credit Facility. See the Liquidity and Capital Resources section for additional information.

     Attributable EBITDA of $112.3 million for the fiscal year ended February 28, 2001 decreased $41.9 million in comparison to the fiscal year ended February 29, 2000, due primarily to the aforementioned shortfall in attendance levels experienced primarily during the second and third quarters of the current year and the continued sub-par performance of many of our older locations. These decreases were partially offset by other increases in Attributable EBITDA including the favorable impact of new theatre openings, higher admission and concession revenue per patron and the reductions in overhead levels in our U.S. and Canadian operations, as previously discussed. Attributable EBITDA (earnings before cumulative effect of change in accounting principle, interest, taxes, depreciation and amortization, loss on sale/disposal of theatres and other, restructuring charges, reorganization costs and equity earnings included in EBITDA plus EBITDA from partnerships, net of partners' share) is a measure that management uses to evaluate our financial performance. Attributable EBITDA measures the amount of cash that we have available for investment or other uses and is used by us as a measure of performance. Attributable EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Attributable EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP. In addition, the Attributable EBITDA measure presented herein may not be comparable to similarly titled measures reported by other companies.

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

     Attributable EBITDA for the fiscal year ended February 29, 2000 of $154.3 million was $300 thousand lower in comparison to the fiscal year ended February 28, 1999, due primarily to the aforementioned lower attendance levels experienced at some of our older locations, the higher than normal film rental costs as previously discussed, the impact of theatre dispositions (including the DOJ theatres) and the additional general and administrative costs relative to the enhancement of our international operations. These decreases were partially offset by other increases in Attributable EBITDA including the impact of new theatre openings and higher admissions revenue per patron. Excluding the prior year impact of the DOJ theatres, Attributable EBITDA for the year ended February 29, 2000 increased $5.5 million or 3.7% over the prior year.

Liquidity and Capital Resources

     Our industry continues to experience significant liquidity pressures which is evident by the number of theatre exhibitors that have filed for bankruptcy within the past year. These liquidity pressures are due to a number of factors including the downturn in attendance as reflected in year over year operating performance measures (approximately 3%), the moderate to aggressive new build strategies employed by the industry's larger exhibitors which, coupled with the difficulty in closing older, obsolete theatres, has resulted in an oversupply of theatre screens in many North American markets, impairment write-offs and losses on theatre dispositions, the continued downward credit ratings of the industry and the recent bankruptcy filings by several theatre chains, including five of the eleven largest exhibitors, and defaults of certain loan agreements which have been publicly disclosed. The greater number of screens in North America caused by the industry's building new theatres and the lack of a corresponding number of theatre closures in the same period, has resulted in a saturation of screens and has contributed to shortened lengths of film run times and increased film cost percentages paid by exhibitors to distributors. These factors, as well as the industry's disappointing operating performance, have contributed to significant reductions in the prices of publicly traded debt and equity securities and has materially reduced the industry's access to capital, making it increasingly difficult to meet obligations as they become due. In addition, the industry has generally fallen out of favor with investors and lenders due to the liquidity issues noted above and due to a lack of credit support from the usual capital markets. The industry has fallen on hard times and is presently going through one of the most significant and unprecedented reorganizations in its history. We have been negatively affected by these events and have experienced significant pressures on our liquidity and our ability to meet obligations as they became due. In an effort to relieve the pressures on our liquidity, we were active in pursuing possible solutions including seeking capital through other sources including asset securitizations, equity offerings, sale-leaseback transactions, strategic alliances with other exhibitors, a consensual restructuring of our capital structure or a restructuring of certain of our subsidiaries. We were unable to implement these transactions on the scale required to relieve us from the continued deterioration in our liquidity and cash flow. These conditions are among the factors that led up to us filing for bankruptcy protection.

     On February 15, 2001, Loews Cineplex and all of its wholly owned U.S. subsidiaries filed voluntary petitions to reorganize under Chapter 11 in the U.S. Bankruptcy Court. In Canada, the Initial Order was obtained on February 15, 2001 from the Superior Court for our wholly owned subsidiary, Cineplex Odeon and certain of its other Canadian subsidiaries. The Chapter 11 and CCAA filings are hereinafter collectively referred to as the "Bankruptcy Proceedings". In addition, on February 26, 2001, our wholly owned Austrian subsidiary, LCE Europlex, filed a petition for bankruptcy in Vienna, Austria and on March 16, 2001, we filed a petition for bankruptcy in Warsaw, Poland on behalf of our wholly owned Polish subsidiary LCE Polska Holding Sp. z o.o.

     We are presently operating our businesses as debtors-in-possession in the U.S. and pursuant to the Initial Order in Canada. We are authorized to operate our business in the ordinary course. As a result of the Chapter 11 filing, substantially all actions to secure the payment of pre-petition indebtedness are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. Pre-petition claims secured by our assets ("secured claims") are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Pre-petition secured claims (primarily representing amounts borrowed under our Senior Revolving Credit Facility) are generally secured by all personal property and certain real property of Loews Cineplex and our domestic subsidiaries, a pledge of stock of all domestic subsidiaries and our equity interest in and loans to our foreign subsidiaries. Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Bankruptcy Court, the Bankruptcy Court approved our motions to pay certain pre-petition obligations including:
(i) payments, on normal terms, to film distributors, (ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses and (iv) adequate protection payments to the lenders of our Senior Revolving Credit Facility. We have been and intend to continue to pay undisputed post-petition claims of all vendors, film distributors and other suppliers in the ordinary course of business. In addition, we may reject pre-petition executory contracts and unexpired leases with the approval of the Bankruptcy Court with respect to our U.S. operations. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the U.S. We will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against us must be filed if claimants wish to receive any distribution in the Chapter 11 case. No bar date has yet been set by the Bankruptcy Court. Differences between liability amounts estimated by us and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be settled and treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization.

     As a result of the Initial Order of the Superior Court, substantially all actions to enforce or otherwise effect payment of pre-filing obligations of Cineplex Odeon and its subsidiaries are stayed. The rights of secured creditors to enforce against our Canadian assets are also stayed. The stay period expires on June 15, 2001 and Cineplex Odeon intends to seek an extension thereof; the granting of an extension is within the discretion of the Superior Court. The Initial Order permits (i) payments on normal terms to persons supplying goods and services after the date of the Initial Order, including film suppliers, as well as certain pre-filing claims, (ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses as well as statutory severance pay and (iv) the borrowing of up to $20 million from Loews Cineplex and the granting of security by the assets of Cineplex Odeon and its subsidiaries to secure such borrowings. Cineplex Odeon has been and intends to continue to pay undisputed post-filing claims of all vendors, film suppliers and other suppliers in the ordinary course of business. In addition, the Initial Order permits the repudiation of unexpired leases of Cineplex Odeon and its subsidiaries. Landlords whose leases have been repudiated will be entitled to file a claim in the CCAA proceedings in respect of such repudiation. The treatment of such claims has yet to be determined and will be set out in a plan of compromise and arrangement to be presented by Cineplex Odeon to the Superior Court and to its affected creditors. A claims process and claims bar date must also be established to determine the claims entitled to vote on a plan as well as to receive distributions thereunder. This will be determined by an order of the Superior Court. Ultimately, any plan of compromise or arrangement must be approved by a vote of a majority in number of creditors of each class of creditors affected by the plan as well as by a vote of holders of two-thirds of the value of the claims of each such class. If such a vote is favorable, the plan must then be sanctioned by the Superior Court.

     As a result of our recurring losses, the Chapter 11 and CCAA filings and circumstances relating to these events, including our debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. We believe that cash from operations along with financing provided through the DIP Facility should be available to provide liquidity to allow us to continue as a going concern. However, there can be no assurance of this. Our ability to continue as a going concern is dependent upon our ability to maintain compliance with debt covenants under the DIP Facility and the ability to generate sufficient cash from operations and financing sources to meet our obligations as they become due. In the event a Chapter 11 plan of reorganization/CCAA plan of arrangement (collectively referred to as "plans of reorganization") are confirmed by the Bankruptcy Court/Superior Court and become effective, continuation of our business thereafter will be dependent on our ability to achieve successful operations, maintain satisfactory capital and liquidity and obtain access to funds under a credit facility. Until plans of reorganization are confirmed by the Bankruptcy Court/Superior Court and become effective, there can be no assurance that we will emerge from these bankruptcy proceedings, and the effect of the terms and conditions of such plans of reorganization on our business cannot be determined and therefore there is substantial doubt regarding our ability to continue as a going concern.

     We expect that our current liquidity needs can be financed through the DIP Facility. The DIP Facility was approved by the Bankruptcy Court on April 4, 2001. This DIP Facility, which expires on the earlier of January 31, 2002 or upon the occurrence of certain other events including the effectiveness of a plan of reorganization, is designed to provide liquidity to allow us to operate in the ordinary course and meet certain of our funding commitments for completion of certain theatre complexes now under construction in North America. The debtor-in-possession commitment that we received from Bankers Trust is for approximately $146 million, $60 million of which consists of a revolving credit line with the remaining $86 million to repay post-default advances (i.e., subsequent to August 31, 2000) made under our Senior Revolving Credit Facility, which were secured with mortgages on eleven of our existing theatre properties, and to provide for outstanding letters of credit. Loans under the DIP Facility bear interest at the bank's base rate plus 1.5% or LIBOR plus 3.25%. The terms of the DIP Facility contain certain restrictive covenants which include: limitations on the incurrence of additional guarantees, liens and indebtedness, limitations on the sale of assets and the funding of capital expenditures. The DIP Facility also requires that we meet certain minimum consolidated cumulative earnings before interest, taxes, depreciation/amortization and other expenses as defined. For the months ended February 28, 2001 and March 31, 2001, we were in compliance with all financial covenant requirements reflected in the DIP Facility.

     The $60 million revolving credit facility included in the DIP Facility will be used (i) to finance our operations in the normal course of business during the restructuring process (including the required adequate protection payments funding the operating requirements and certain capital projects of Cineplex Odeon Canada- up to a maximum of $20 million) and (ii) to complete certain "designated" construction projects, currently under construction, which were committed to prior to the petition date. The terms of the DIP Facility also require us to make adequate protection payments on a monthly basis on the pre-default amounts borrowed under our Senior Revolving Credit Facility (approximately $655 million). The amount of the monthly adequate protection payments is based on the base rate of interest plus 150 basis points. The loan by us to

Cineplex Odeon Canada of up to $20 million was approved by the Superior Court on February 15, 2001. This loan has been secured by the assets of Cineplex Odeon Canada and its subsidiaries with the security being held by Deutsche Bank (Canada) as agent. The loan and the security therefor have been pledged to the lenders under the DIP Facility. As of February 28, 2001, no amounts had been drawn against the DIP Facility. As of May 18, 2001, we have drawn $4.0 million against the DIP Facility. Our availability under the DIP Facility amounts to $56 million as of May 18, 2001.

     Cash flow used by operating activities for the year ended February 28, 2001 was approximately $43.2 million as compared to cash flow provided by operating activities of approximately $57.1 million for the year ended February 29, 2000. This decrease is due primarily to the lower level of cash flow generated from operations and additional interest expense in comparison to the prior year. See discussion of operating results previously presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations". We generate cash flow from our theatre operations (including cash generated from investments in new builds and reconfigurations of existing theatres). Also, we preserve cash, after applicable buy-out costs, as a result of the closing of obsolete, unprofitable or non-strategic theatres, the majority of which generate negative cash flow from operations. Our revenues are generated primarily from the sale of admission tickets, concession sales and ancillary revenues. Generally, this provides us with working capital operating float, which is consistent with the industry, since cash revenues are generally collected in advance of the payment of related expenses. Our operating revenue levels are directly related to the success and appeal of the film product produced and distributed by the studios. In addition to cash flow generated from operations, in the past, our liquidity requirements have been funded primarily by availability under our Senior Revolving Credit Facility. By reason of the commencement of the Chapter 11 cases, we have no additional availability under this facility.

       We are continually seeking other potential revenue opportunities in addition to box office and concession revenues. Unfortunately, the benefit resulting from our new build program and additional ancillary revenues was overshadowed by the significant decline in revenues experienced during the second and third quarters. This decline in revenues was primarily due to lower than anticipated industry-wide attendance levels experienced during the summer and fall months (primarily attributable to the "sub-par" film product) and the continued decline in attendance at many of our older, obsolete theatres.

     We continue to close or dispose of certain overlapping theatre locations and underperforming theatres, including older, obsolete theatres which contribute only marginally to cash flow or operate at a cash flow loss. In connection with the Chapter 11 and CCAA filings, we have established reserves for settlement of landlord claims as a result of rejection or repudiation of theatre leases. These claims may be settled either by cash or equity of Loews Cineplex or, in the case of Cineplex Odeon, as otherwise provided in its CCAA plan of arrangement. The nature and magnitude of how these liabilities will ultimately be treated and settled cannot be determined until a Chapter 11 plan of reorganization/CCAA plan of arrangement is confirmed by the Bankruptcy Court or Superior Court and become effective. As of May 15, 2001, 69 theatres comprising 451 screens have been approved for rejection by the Bankruptcy Court in the U.S., 32 theatres comprising 180 screens have been repudiated in Canada and four leases have been terminated in Austria and Poland. As a result of our continued review of the leases in our portfolio and the results of the lease renegotiation process, additional leases may be targeted for rejection or repudiation in the future.

     At February 28, 2001, we had capital spending commitments aggregating approximately $60.4 million that we anticipated funding over the next year for the completion of construction of 7 theatre properties comprising 117 screens. These projects are currently under construction and were previously committed prior to our bankruptcy filing. Given the decline in our cash flow and our need to satisfactorily resolve our liquidity needs and rationalize our capital structure, we have halted our expansion program until we are able to resolve our financing needs.

     In connection with the Combination, we entered into a $1 Billion Senior Revolving Credit Facility with Bankers Trust Company, as administrative agent. The Senior Revolving Credit Facility, together with an $84.5 million equity contribution provided by Universal Studios, Inc. ("Universal"), replaced the Sony Corporation of America ("SCA") Credit Facility and Cineplex Odeon's existing credit facility, funded cash paid to Sony Pictures Entertainment Inc. ("SPE") and/or its affiliates upon closing of the Combination, and provided ongoing financing to us to fund working capital requirements and theatre expansion in North America and internationally. This Senior Revolving Credit Facility was comprised of two tranches, a $750 million senior secured revolving credit facility, secured by substantially all of our assets, other than real property interests, and the assets, other than real property interests, of our domestic subsidiaries, and a $250 million uncommitted facility. The Senior Revolving Credit Facility bears interest, payable monthly, at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin based on our Leverage Ratio (as defined in the credit agreement). Our borrowings under the Senior Revolving Credit Facility at February 28, 2001 totaled $733.8 million, with an additional $6.5 million of availability for outstanding letters of credit. The amount of accrued and unpaid pre-petition interest is approximately $2.0 million. By reason of the Chapter 11 filing, there is no additional availability under the Senior Revolving Credit Facility. In accordance with the final order approving the DIP Facility, the Company is authorized to make adequate protection payments in an amount equal to the monthly interest due on the pre-default bank debt outstanding under the Senior Revolving Credit Facility (approximately $655 million).

     On August 5, 1998, we issued $300 million of 8 7/8% Senior Subordinated Notes due 2008 to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). Net proceeds of $288.6 million were used primarily to repay the Plitt Notes (as defined below) and borrowings under the Senior Revolving Credit Facility. Subsequently, on November 19, 1998, we completed an offering to exchange $300 million aggregate principal amount of our 8 7/8% Senior Subordinated Notes Due 2008, which were registered under the Securities Act for a like principal amount of our privately placed 8 7/8% Senior Subordinated Notes Due 2008. On February 1, 2001, the required interest payment of $13.3 million due on these Senior Subordinated Notes was blocked by the lenders under our Senior Revolving Credit Facility. In accordance with the Indenture, we had thirty days to cure the default before such payment default became an event of default which would permit the requisite holders to accelerate payment of the outstanding principal amount of and accrued interest on these notes. These notes automatically accelerated as a result of the Chapter 11 filing. We do not at this time have access to capital to be able to repay these notes or interest in cash. The payments on the 8 7/8% Senior Subordinated Notes, including interest have been stayed.

     Our joint venture in Spain entered into a revolving credit facility with a group of banks in the amount of Euros 75 million which was put into place during September 2000. This facility is non-recourse and not guaranteed by us. The loan is fully collateralized by the assets and operations of our joint venture in Spain. The proceeds of this facility will be used to fund new theatre construction activity and operations of Yelmo Cineplex in Spain.

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

     As a result of the Combination, Plitt Theatres, Inc. ("Plitt"), Cineplex Odeon's U.S. theatre group, became our wholly owned subsidiary. Plitt had outstanding $200 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2004 (the "Plitt Notes"). The Combination triggered a "change of control" under provisions of the indenture under which the Plitt Notes were issued. Accordingly, on June 15, 1998, Plitt commenced an offer to purchase any and all of the Plitt Notes which it completed on August 4, 1998, with holders of approximately 97% of the outstanding Plitt Notes tendering. Payment for the tendered Plitt Notes was made during fiscal year 1999 in the amount of $215.9 million, or 109.261% of the outstanding principal amount of the Plitt Notes, plus accrued and unpaid interest. On May 13, 1999, we called the remaining 3% of the outstanding Plitt Notes. Payment for the called Plitt Notes was made on June 15, 1999 in the amount of $2.5 million, which included the premium paid to noteholders as well as the accrued and unpaid interest.

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

     In August 1998, we entered into interest rate swap agreements, with an aggregate notional amount of $250 million, for a period of four years to hedge a portion of the Senior Revolving Credit Facility variable interest rate risk. On May 26, 2000, we monetized the value of these contracts and sold these swaps for $8.65 million. We believe that we maximized the value of these contracts as a result of this sale. As we had accounted for these swaps as interest rate hedges, the gain realized from the sale has been deferred and will be realized pending reorganization of the debt.

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

New Accounting Pronouncements

     On June 23, 1999, the Financial Accounting Standards Board decided to defer the effective date of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity". As a result of this deferral, SFAS No. 133 will be effective for all of our fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that we recognize those items as assets or liabilities in our statement of financial position and measure them at fair value. The adoption of this standard will not have a significant impact on our operating results or financial position.

Litigation Matters

     From time to time, we are involved in routine litigation and legal proceedings in the ordinary course of business, such as personal injury claims, employment matters and contractual disputes. We believe that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material impact on our operating results or financial position. Certain litigation and legal proceedings are discussed in Item 3 - Legal Proceedings and Note 18 of our consolidated financial statements for the fiscal year ended February 28, 2001.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Loews Cineplex has limited exposure to financial market risks, including changes in interest rates, movement in foreign currency exchange rates and other relevant market prices.

     As a result of our bankruptcy proceedings, we entered into the DIP Facility. As of February 28, 2001, no amounts had been drawn against the DIP Facility. As of May 18, 2001, we have $4.0 million outstanding against the DIP Facility. Prior to the Chapter 11 and CCAA filings, we borrowed money under our Senior Revolving Credit Facility to fund operating needs, and at February 28, 2001, we had outstanding borrowings of $733.8 million. Prior to the petition date, the amounts borrowed under our Senior Revolving Credit Facility were subject to interest at a variable interest rate priced at the applicable margin over the bank base rate or LIBOR. The weighted average interest rate as of February 28, 2001 was 9.2%. As a result of the Chapter 11 and CCAA filings, principal and interest payments may not be made on pre-petition debt (other than court approved adequate protection payments) until the plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court.

     The amount outstanding under our Senior Revolving Credit Facility of $733.8 million plus $6.5 million outstanding under existing letters of credit at February 28, 2001 represents a pre-petition secured claim that is subject to compromise or other treatment under a plan of reorganization. Pre-petition secured claims are stayed although the holders of such claims have the right to move the court for relief from the stay. The determination of how this liability will ultimately be treated cannot be made until the Bankruptcy Court approves a plan of reorganization. Accordingly, the ultimate amount and settlement terms for this liability is presently not determinable.

     We are exposed to market risk arising from changes in foreign currency exchange rates as a result of international operations. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Loews Cineplex are submitted as a separate section of this report. For a list of financial statements and schedules filed as part of this report, see the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of Loews Cineplex is set forth below.

                                                                               Principal Occupation,
Name, Age and Position with Loews Cineplex                             Business Experience and Directorships
------------------------------------------                             -------------------------------------
George A. Cohon.......................  64                Mr. Cohon has been Senior Chairman of the Executive Committee of
                                                          McDonald's Restaurants of Canada Limited and Senior Chairman of
     .    Director (since May 1998)                       McDonald's in Russia since 1992. Mr. Cohon also serves as a director of The Royal Bank of Canada and Astral Communications
                                                          Inc. Additionally, Mr. Cohon is an officer of the Order of
                                                          Canada.

                                                          Mr. Cohon is an independent director.

Nora Ephron...........................  60                Ms. Ephron is a writer, director and producer of motion
                                                          pictures. She has also written a number of books.
     .    Director (since October 1998)

                                                          Ms. Ephron is an independent director.

Mel Harris............................  58                Mr. Harris has been Co-President and Chief Operating Officer of
                                                          Sony Pictures since September 1999. From September 1995 through
     .    Director (since January 2000)                   August 1999 Mr. Harris served as a Media Consultant to Sony
                                                          Pictures. From February 1992 to August 1995, Mr. Harris was
                                                          President of Sony Pictures Entertainment Television Group.

                                                          Mr. Harris is a designee of Sony Pictures.

Allen Karp............................  60                Mr. Karp has been Chairman and Chief Executive Officer of
                                                          Cineplex Odeon Canada since May 1998. From May 1993 until May
     .    Chairman and Chief Executive                    1998, Mr. Karp served as President and Chief Executive Officer
          Officer of Cineplex Odeon Canada                of Cineplex Odeon Corporation.
     .    Director (since May 1998)

                                                          Mr. Karp is a management director.

Kenneth Lemberger.....................  54                Mr. Lemberger has been President of the Columbia TriStar Motion
                                                          Picture Group since January 1997. From 1994 to January 1997,
     .    Director (since May 1998)                       Mr. Lemberger was Corporate Executive Vice President of Sony Pictures.

                                                          Mr. Lemberger is a designee of Sony Pictures.

Frank Mergenthaler....................  40                Mr. Mergenthaler has been Senior Vice President of Finance and
                                                          Deputy Chief Financial Officer of Vivendi Universal since its
     .    Director (since May 2001)                       formation in December 2000. From 1997 to December 2000, Mr.
                                                          Mergenthaler served as Senior Vice President, Controller and
                                                          Chief Accounting Officer of The Seagram Company Ltd. Prior to
                                                          joining The Seagram Company, Mr. Mergenthaler was a partner at
                                                          Price Waterhouse in New York.

                                                          Mr. Mergenthaler is a designee of Universal.

                                                                         Principal Occupation,
Name, Age and Position with Loews Cineplex                       Business Experience and Directorships
------------------------------------------                       -------------------------------------
Karen Randall.........................  47                Ms. Randall has been Executive Vice President and General
                                                          Counsel of Universal since March 2000. From 1996 to February
     .    Director (since May 1998)                       2000, Ms. Randall served as Senior Vice President and General
                                                          Counsel of Universal. From 1991 to February 1996, Ms. Randall was
                                                          Managing Partner of the Los Angeles office of Katten Muchin &
                                                          Zavis.

                                                          Ms. Randall is a designee of Universal.

Lawrence J. Ruisi.....................  53                Mr. Ruisi has been President and Chief Executive Officer of
                                                          Loews Cineplex since May 1998. Mr. Ruisi was President of Sony
     .    President and Chief Executive Officer           Retail Entertainment Inc. from September 1994 until May 1998.
     .    Director (since May 1998)                       Mr. Ruisi also served as Executive Vice President of Sony
                                                          Pictures from 1990 through May 1998. In these capacities, Mr.
                                                          Ruisi was responsible for oversight of Sony Pictures' theatrical exhibition group, including the Loews Theatres, Star Theatres and Magic Johnson Theatres circuits.

                                                          Mr. Ruisi is a management director.

Diana Schulz..........................  36                Ms. Schulz joined Universal's Corporate Development and
                                                          Strategic Planning group in 1997 and has been Vice President of
     .    Director (since April 2001)                     Corporate Development and Strategic Planning for Universal since
                                                          August 1999. Prior to joining Universal, Ms. Schulz served for six years in the Los Angeles office of McKinsey and Company.

                                                          Ms. Schulz is a designee of Universal.

Bedi A. Singh.........................  41                Mr. Singh has been Chief  Financial  Officer and Executive Vice
                                                          President  of Sony  Pictures  since  July 1999.  From  December
     .    Director (since May 2000)                      1996 to June 1999,  Mr. Singh  served as Senior Vice  President of Strategic  Planning and Deputy Chief  Financial  Officer for
                                                          Fox Filmed  Entertainment.  From 1994 to 1996, Mr. Singh served in the  Office  of the  Chairman  of  News  Corporation  in Los
                                                          Angeles.

                                                          Mr. Singh is a designee of Sony Pictures.

Howard Stringer.......................  59                Mr. Stringer has been Chairman and Chief Executive Officer of
                                                          Sony Corporation of America since May 1997 and as Chairman of
     .    Director (since May 1998)                       Sony Pictures since May 1998. Mr. Stringer has also served as
                                                          President of Sony Corporation of America and as a member of the
                                                          Boards of Directors of Sony Corporation of America, Sony
                                                          Pictures, Sony Electronics and Sony Music Entertainment, Inc.
                                                          since May 1997. From March 1995 to April 1997, Mr. Stringer was
                                                          Chairman and CEO of TELE-TV, a company formed by Bell Atlantic,
                                                          Nynex and Pacific Telesis.

                                                          Mr. Stringer is a designee of Sony Pictures.

                                                                         Principal Occupation,
Name, Age and Position with Loews Cineplex                        Business Experience and Directorships
------------------------------------------                        -------------------------------------
William A. Sutman.....................  39                Mr. Sutman has been Executive Vice President Finance, Canal +
                                                          Group, the television and film division of Vivendi Universal S.A.
     .    Director (since November 1999)                  since March 2001. Prior to that, Mr. Sutman Served as Senior Vice
                                                          President and Chief Financial Officer of Universal from August
                                                          1999 to February 2001. Mr. Sutman served as Chief Financial Officer of Universal from February 1999 to August 1999 and as Vice
                                                          President and Controller of Universal from February 1997 to
                                                          February 1999. From June 1994 to February 1997, Mr. Sutman served as Vice President, Audit for Joseph E. Seagram & Sons.

                                                          Mr. Sutman is a designee of Universal.

Robert Wiesenthal.....................  34                Mr. Wiesenthal has been Executive Vice President and Chief
                                                          Strategy Officer of Sony Broadband Entertainment since June
     .    Director (since September 2000)                 2000. Prior to joining Sony, Mr. Wiesenthal served as a Managing
                                                          Director for the investment banking firm Credit Suisse First
                                                          Boston in New York.

                                                          Mr. Wiesenthal is a designee of Sony Pictures.

Mortimer B. Zuckerman.................  63                Mr. Zuckerman has been Chairman of Boston Properties, Inc. for over five years. Mr. Zuckerman is also Chairman and Editor-in-
     .    Director (since May 1998)                       Chief of U.S. News and World Report, Chairman of The Atlantic
                                                          Monthly, Chairman and Co-Publisher of the New York Daily News,
                                                          Chairman of Fast Company and Chairman of Applied Graphics
                                                          Technologies.

                                                          Mr. Zuckerman is an independent director.

Information concerning the executive officers (who are not also directors) of Loews Cineplex is set forth below.

                                                                               Principal Occupation,
Name, Age and Position with Loews Cineplex                             Business Experience and Directorships
------------------------------------------                             -------------------------------------
John C. McBride, Jr...................  45                Mr. McBride has been Senior Vice President and General Counsel of Loews Cineplex since May 1998. Mr. McBride served as Senior
     .    Senior Vice President and General               Vice President, Legal Affairs of Sony Pictures from 1996 to
          Counsel                                         1998. From 1992 to 1996, Mr. McBride served as Vice President,
                                                          Legal Affairs of Sony Pictures. From 1990 to 1992, Mr. McBride
                                                          served as Assistant General Counsel of Sony Pictures.

Travis Reid...........................  47                Mr. Reid has been President, North American Operations of Loews
                                                          Cineplex since May 1998. Mr. Reid served as President of Loews
     .    President, North American Operations            Theatres from October 1996 until May 1998 and for the preceding year served as Executive Vice President, Film Buying of Loews
                                                          Theatres. For the three years prior to 1995, Mr. Reid served as
                                                          Senior Vice President of Film for Loews Theatres. Prior to
                                                          joining Loews Theatres in 1991, Mr. Reid served as Vice
                                                          President of Film for General Cinema's Midwestern, Southwestern
                                                          and Western regions.

                                                                               Principal Occupation,
Name, Age and Position with Loews Cineplex                             Business Experience and Directorships
------------------------------------------                             -------------------------------------
J. Edward Shugrue.....................  51                Mr. Shugrue has been President, International Operations of
                                                          Loews Cineplex since May 1998. From 1996 until May 1998, Mr.
     .    President, International Operations             Shugrue served as a senior corporate executive of Sony Pictures'
                                                          Corporate Development Group, where he was responsible for
                                                          identifying and developing growth opportunities for Sony
                                                          Pictures in international markets. From 1987 to 1996, Mr.
                                                          Shugrue served as President of Columbia TriStar Film
                                                          Distributors International, the international theatrical arm of
                                                          Sony Pictures.

Joseph Sparacio.......................  41                Mr. Sparacio has been Vice President, Finance and Controller of
                                                          Loews Cineplex since May 1998. Mr. Sparacio served as Vice
     .    Vice President, Finance and Controller          President of Finance and Controller of Loews Theatres, from 1994 to May 1998. From 1990 to 1994, Mr. Sparacio served as
                                                          Controller of Loews Theatres. Prior to joining Loews Theatres,
                                                          Mr. Sparacio spent eight years with the New York City office of the independent accounting firm of Ernst & Young where he was a
                                                          Senior Manager of Audit. Mr. Sparacio is a certified public accountant and a member of the American Institute of Certified
                                                          Public Accountants and the New York State Society of Certified
                                                          Public Accountants.

Mindy Tucker..........................  41                Ms. Tucker has been Corporate Vice President, Strategic Planning and Secretary of Loews Cineplex since May 1998. Ms. Tucker
     .    Corporate Vice President, Strategic             served as Senior Vice President of Development and Planning for
          Planning and Secretary                          Sony Retail Entertainment from 1996 to May 1998. From 1994 to
                                                          1996, Ms. Tucker served as Vice President of Development for
                                                          Sony Retail Entertainment. From 1992 to 1994, Ms. Tucker served as Vice President of Corporate Strategy and Planning of Sony
                                                          Pictures.

John J. Walker........................  48                Mr. Walker has been Senior Vice President, Chief Financial
                                                          Officer and Treasurer of Loews Cineplex since May 1998. Mr.
     .    Senior Vice President, Chief Financial          Walker served as Senior Vice President and Chief Financial
          Officer and Treasurer                           Officer of Loews Theatres from 1990 until May 1998. From 1988 to
                                                          1990, Mr. Walker served as Vice President and Controller of
                                                          Loews Theatres. Mr. Walker is a certified public accountant and a member of the American Institute of Certified Public
                                                          Accountants and the New York State Society of Certified Public
                                                          Accountants.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of holdings and transactions in our shares with the SEC. Based on our records and other information, we believe that during the 2001 fiscal year our directors and executive officers and 10% shareholders met all applicable SEC filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     The table below shows the before-tax compensation for the last three years of our five highest paid executive officers at the end of the 2001 fiscal year.

                          Summary Compensation Table

                                                                                                 Securities
                                 Fiscal                                    Other Annual          Underlying        All Other
Name and Principal Position       Year       Salary            Bonus       Compensation/(1)/       Options       Compensation
-----------------------------   --------   ----------       ----------   -----------------     --------------  ----------------
Lawrence J. Ruisi.............    2001     $  750,000       $  296,000      $      --             100,000        $   14,275/(2)/
   President and Chief            2000     $  750,000       $  397,500      $      --                  --        $   16,920
   Executive Officer              1999     $  746,026/(3)/  $  500,000      $ 113,671/(4)/             --        $   21,444

Travis Reid...................    2001     $  474,408       $       --      $      --                  --        $   13,016/(5)/
   President, North               2000     $  461,163       $  175,000      $      --              40,000        $   13,737
   American Operations            1999     $  441,960       $  225,000      $      --                  --        $   16,177

J. Edward Shugrue.............    2001     $  486,686       $       --      $ 161,937/(6)/             --        $   10,937/(7)/
   President,                     2000     $  472,028       $  145,000      $ 181,646/(8)/         36,000        $   11,330
   International Operations       1999     $  320,109       $  200,000      $  12,918/(9)/             --        $   20,400

John C. McBride, Jr...........    2001     $  340,349       $       --      $      --                  --        $   11,153/(10)/
   Senior Vice President          2000     $  343,738       $   75,000      $      --              24,000        $   11,362
   and General Counsel            1999     $  339,400       $  125,000      $  95,776/(11)/            --        $    8,555

John J. Walker................    2001     $  286,129       $       --      $      --                  --        $   13,504/(12)/
   Senior Vice President,         2000     $  278,136       $  140,000      $      --              24,000        $   11,078
   Chief Financial Officer        1999     $  265,107       $  175,000      $      --                  --        $   14,005
   and Treasurer

______________________
(1) Unless otherwise indicated, with respect to any individual named in the above table, the aggregate amount of perquisites and other personal benefits, securities or property was less than the lesser of $50,000 or 10% of the annual salary and bonus reported for the named executive officer.

(2) Represents amounts paid by us to Mr. Ruisi related to the following: $5,023 contributed to our savings plan as a matching contribution, $7,200 contributed to our savings plan as a profit sharing contribution and $2,052 in premiums paid by us for life insurance.

(3) Includes amounts paid to Mr. Ruisi as President of Sony Retail Entertainment, a position in which Mr. Ruisi's responsibilities included oversight and direction of the Sony theatrical exhibition group.

(4) Represents amounts paid to Mr. Ruisi from the Sony Corporation of America deferred compensation plan.

(5) Represents amounts paid by us to Mr. Reid related to the following: $5,087 contributed to our savings plan as a matching contribution (including a $492 true-up contribution), $7,200 contributed to our savings plan as a profit sharing contribution and $729 in premiums paid by us for life insurance.

(6) Represents $149,924 paid to Mr. Shugrue for relocation expenses and $12,013 paid to Mr. Shugrue for a car allowance.

(7)  Represents amounts paid by us to Mr. Shugrue related to the following:
     $2,679 contributed to our savings plan as a matching contribution, $7,200 contributed to our savings plan as a profit sharing contribution and $1,058 in premiums paid by us for life insurance.

(8) Represents $11,257 paid to Mr. Shugrue for a car allowance and $170,389 paid to Mr. Shugrue for relocation expenses.

(9) Represents amounts paid to Mr. Shugrue under the Sony Pictures deferred compensation plan.

(10) Represents amounts paid by us to Mr. McBride related to the following:
     $3,463 contributed to our savings plan as a matching contribution, $7,200 contributed to our savings plan as a profit sharing contribution and $490 in premiums paid by us for life insurance.

(11) Represents $14,836 paid to Mr. McBride under the Sony Pictures deferred compensation plan and $80,940 paid to Mr. McBride as relocation expenses.

(12) Represents amounts paid by us to Mr. Walker related to the following:
     $5,808 contributed to our savings plan as a matching contribution (including a $1,203 true-up contribution), $7,200 contributed to our savings plan as a profit sharing contribution and $496 in premiums paid by us for life insurance.

                                  Option Grants in the Last Fiscal Year

                                                                                             Potential Realizable
                                                                                                    Value
                                          Percent of                                          at Assumed Annual
                             Number of      Total                                            Rates of Stock Price
                            Securities     Options       Exercise                               Appreciation for
                            Underlying     Granted        or Base                               Option Terms (2)
                             Options      in Fiscal      Price per    Expiration                ----------------
        Name                 Granted        Year         share (1)       Date                5%                    10%
--------------------       -----------   ----------     ----------   ------------        --------               --------
Lawrence J. Ruisi......     100,000        29.41%       $3.625     April 26, 2010         $228,375               $526,375
Travis Reid............        ----         ----          ----          ----                ----                   ----
J. Edward Shugrue......        ----         ----          ----          ----                ----                   ----
John C. McBride, Jr....        ----         ----          ----          ----                ----                   ----
John J. Walker.........        ----         ----          ----          ----                ----                   ----
____________________

(1) The per share option exercise prices represent the fair market value of our common stock as of the date of the grant. The options vest and become exercisable at the rate of one-fifth per year over a five-year period from the date of the grant and have a term of ten years. In addition, all options granted become exercisable upon a change of control as defined in the 1997 Stock Incentive Plan.

(2) The amounts shown in these columns are calculated at the 5% and 10% rates set by the Securities and Exchange Commission and are not intended to forecast future appreciation of our stock price.

None of the named executive officers were granted stock appreciation rights during the last fiscal year.



                       Aggregate Option Exercises and Fiscal Year-End Values


                                                            Number Of Securities                Value Of Unexercised
                                                       Underlying Unexercised Options at      In-The-Money Options at
                           Shares                            February 28, 2001                   February 28, 2001
                          Acquired                    ------------------------------------  ----------------------------
                             On           Value
Name                      Exercise       Realized      Exercisable     Unexercisable     Exercisable      Unexercisable
---------------------    ----------      --------     -------------   ---------------   --------------  ----------------
Lawrence J. Ruisi.....        ----          ----         700,000          300,000            ----             ----
Travis Reid...........        ----          ----         108,000          182,000            ----             ----
J. Edward Shugrue.....        ----          ----          97,200          163,800            ----             ----
John C. McBride, Jr...        ----          ----          64,800          109,200            ----             ----
John J. Walker........        ----          ----          64,800          109,200            ----             ----

Employment Agreements

     Mr. Ruisi. Effective May 14, 1998, we entered into an employment agreement with Mr. Ruisi for a term of five years. During his employment term, Mr. Ruisi will serve as President and CEO of Loews Cineplex and be a director of Loews Cineplex and Cineplex Odeon Canada. Mr. Ruisi will be paid a base salary of $750,000 each year. He will also be eligible to participate in all of our then-operative employee benefit plans applicable generally to our senior executives. Moreover, Mr. Ruisi will be eligible to receive an annual bonus targeted at $500,000 plus a specified cost of living adjustment (but in any event not less than $250,000 plus the specified cost of living adjustment). We made an initial grant to Mr. Ruisi of options to purchase 900,000 shares of our common stock at an exercise price of $13.125. Of these options, 800,000 are fully vested and 100,000 will vest on May 14, 2002. In addition, on April 26, 2000, we granted Mr. Ruisi options to purchase 100,000 shares of our common stock at an exercise price of $3.625. We are obligated under the terms of Mr. Ruisi's agreement to grant him an additional 100,000 options on each of May 13, 2001 and 2002. Given that we have recently filed for protection under Chapter 11 of the Bankruptcy Code, however, the options due to be granted on May 13, 2001 have not been granted. The terms of all of these options are governed by the 1997 Stock Incentive Plan.

     If we terminate Mr. Ruisi's employment without cause, Mr. Ruisi will receive:

     . accrued but unpaid salary and benefits and a pro rata portion of the minimum annual bonus for the year of termination, and

     . his base salary, employee benefits and minimum annual bonus that would have been payable during the balance of his employment term.

     In addition, any options awarded before his termination will vest immediately and continue to be exercisable in accordance with our stock incentive plan for up to twelve months from the termination date. In all other termination events, Mr. Ruisi will receive his accrued but unpaid salary and benefits and a pro rata portion of the minimum annual bonus for the year of termination.

     Travis Reid. Mr. Reid entered into his current employment agreement with us effective May 1, 1998. This agreement had an initial term of three years and we had an option to extend it for an additional two years, which we exercised on December 8, 2000. Mr. Reid's employment agreement provides for an annual base salary of $450,000, with annual cost of living increases at the end of years one, two and four. Upon our exercise of the extension option, at the end of year three of his contract, Mr. Reid's annual base salary was increased by $50,000. Mr. Reid's agreement provides for an annual bonus targeted at $200,000, which is subject each year to the attainment of goals to be established by the Board.

     J. Edward Shugrue. Mr. Shugrue entered into an employment agreement with us effective December 15, 1997, to serve as President, International Operations for a term of four years. We had a one year option to extend his agreement, which we exercised on December 8, 2000. Mr. Shugrue's agreement provides for an annual base salary of $450,000, with annual cost of living increases at the end of years one, two and four and a $50,000 increase at the end of year three. The agreement also provides an annual bonus targeted at $200,000, which is subject each year to the attainment of goals to be established by the Board, and reimbursement of relocation and related transportation expenses. Pursuant to his employment agreement, we made Mr. Shugrue a full-recourse interest-bearing loan in the principal amount of $1.25 million.

     John C. McBride, Jr. Mr. McBride entered into an employment agreement with us effective January 19, 1998 for a term of five years. Mr. McBride's agreement provides for an annual base salary of $325,000, with annual cost of living increases at the end of years one, two and four and a $25,000 increase at the end of year three. The agreement also provides for an annual bonus targeted at between $75,000 and $125,000, which is subject each year to the attainment of performance goals to be established by the Board.

     John J. Walker. Mr. Walker entered into his current employment agreement with us effective May 1, 1998. This agreement had an initial term of three years and we had an option to extend it for an additional two years, which we exercised on December 8, 2000. Mr. Walker's employment agreement provides for an annual base salary of $275,000, with annual cost of living increases at the end of years one, two and four. Upon our exercise of the extension option, at the end of year three of his contract, Mr. Walker's annual base salary was increased by $50,000. Mr. Walker's agreement provides for an annual bonus targeted at $125,000, which is subject each year to the attainment of goals to be established by the Board.

     Under the employment agreements with Messrs. Reid, Shugrue, McBride and Walker, during their respective employment terms, they are also entitled to participate in all employee benefit plans applicable generally to our senior executives. They also receive car allowances. If we terminate the employment of any of Messrs. Reid, Shugrue, McBride or Walker without cause prior to the expiration of their respective terms, the executive will receive his base salary, target bonus and benefits through such date, reduced by any compensation paid or payable to him in respect of any subsequent employment for the same period.

Compensation of Directors

     None of the directors, other than the independent directors, receive compensation from Loews Cineplex to serve in their capacity as directors.

     Annual Cash Retainer Fees. Independent directors receive an annual cash stipend of $30,000 per year.

     Meeting Fees. Independent directors also receive a fee of $1,000 for each Board or committee meeting they attend.

     Stock Compensation. On April 14, 1999, we awarded to each of our independent directors stock options to purchase 5,000 shares of our common stock. These options were granted under the terms of our 1997 Stock Incentive Plan.

Compensation Committee Interlocks and Insider Participation

     None of the members of the compensation or stock option committees is or has been an officer or employee of Loews Cineplex. No executive officer of Loews Cineplex currently serves on the compensation committee or any similar committee of another public company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the number of Loews Cineplex common shares beneficially owned as of May 15, 2001 by:

     . each person who we know beneficially owns more than five percent of our common shares,

     . each of our directors,

     . each executive officer named in the Summary Compensation Table on page 32 and

     . our directors and executive officers as a group


                                                                                    Shares Beneficially Owned
                                                                            -------------------------------------------
Name and Address of Beneficial Owner                                               Number                Percent
--------------------------------------------------------------              -------------------     -------------------
Common Stock, par value $.01 per share

     5% Stockholders:
        Sony Pictures Entertainment Inc.                                         23,137,111/(1)/          39.5%
        550 Madison Avenue
        New York, New York 10022

        Universal Studios, Inc.                                                  14,946,461/(1)/(2)/      25.5%
        100 Universal City Plaza
        Universal City, California 91608

        MDP Ventures II LLC                                                       6,092,700/(3)/          10.4%
        c/o Millenium Partners Management LLC
        1995 Broadway
        New York, New York 10023

        The Claridge Group                                                        4,269,216/(1)/(4)/       7.3%
        c/o Claridge Inc.
        1170 Peel Street, 8th Floor
        Montreal, Quebec H3B 4P2

        Dimensional Fund Advisors Inc.                                            3,955,900/(5)/           6.7%
        1299 Ocean Avenue, 11th Floor
        Santa Monica, California 90401

Directors:/(6)/

        George Cohon                                                                  2,900/(7)/             *
        Nora Ephron                                                                   2,000/(7)/             *
        Mel Harris                                                                         /(8)/             -
        Allen Karp                                                                  537,614/(9)/             *
        Kenneth Lemberger                                                                  /(8)/             -
        Frank Mergenthaler                                                                 /(10)/            -
        Karen Randall                                                                      /(10)/            -
        Diana Schulz                                                                       /(10)/            -
        Bedi A. Singh                                                                       /(8)/            -
        Howard Stringer                                                                     /(8)/            -
        William A. Sutman                                                                  /(10)/            -
        Robert Wiesenthal                                                                   /(8)/            -
        Mortimer B. Zuckerman                                                         3,000 /(7)/            *


                                                                                    Shares Beneficially Owned
                                                                            -------------------------------------------
Name and Address of Beneficial Owner                                               Number                Percent
--------------------------------------------------------------              -------------------     -------------------
     Executive Officers:
        Lawrence J. Ruisi                                                           850,000/(11)/          1.5%
        Travis Reid                                                                 166,000/(12)/            *
        J. Edward Shugrue                                                           149,400/(13)/            *
        John C. McBride, Jr.                                                         99,600/(14)/            *
        John J. Walker                                                               99,600/(15)/            *

     All Directors and Executive Officers
     as a Group (22 persons)                                                      1,810,514                3.1%

Class B Non-Voting Common Stock, par value $.01 per share
        Universal Studios, Inc.                                                      80,000               95.2%
        100 Universal City Plaza
        Universal City, California 91608
________________________

* Indicates beneficial ownership or control of less than 1% of the outstanding shares of common stock.

(1)  All of such shares are subject to the terms of the Stockholders Agreement.

(2) Vivendi Universal S.A. owns an approximately 92% indirect interest in Universal. Based on a Schedule 13D filed with the SEC on December 18, 2000, descendants of the late Samuel Bronfman and trusts established for their benefit beneficially owned, directly or indirectly, an aggregate of 88,896,034 Vivendi Universal American Depository Shares and exchange shares, representing approximately 8.6% of the then outstanding Vivendi Universal voting rights.

(3) Based on a Schedule 13G filed by MDP Ventures II LLC ("MDP Ventures"), Millenium Development Partners II LLC ("Millenium Development") and Christopher M. Jeffries ("CMJ") with the SEC on August 25, 2000. MDP Ventures is the holder of record with respect to 6,092,700 shares of common stock. Millennium Development, as the managing member of MDP Ventures, has the power to vote and the power to dispose of the common stock held by MDP Ventures. CMJ, as the holder of a majority of the limited liability company interests of Millennium Development, has the power to manage Millennium Development and therefore has the sole power to vote and the sole power to dispose of the common stock held by MDP Ventures. The reporting parties do not have shared power to vote or direct the vote, or shared power to dispose or to direct the disposition of the common stock.

(4) Based on a Schedule 13D filed by the Claridge Group with the SEC on November 15, 2000. Excludes 17,426 shares of common stock owned by the wives of Mr. Bronfman and Sen. Kolber, as to which beneficial ownership has been disclaimed. Members of the Claridge Group and their holdings of voting securities are as follows:
         - The Charles Rosner Bronfman Discretionary Trust: 1,918,907 shares,
         - The Charles Bronfman Trust: 1,000,000 shares,
         - The Charles R. Bronfman Trust: 1,000,000 shares, and
         - Senator E. Leo Kolber: 350,309 shares.
     Charles Rosner Bronfman may be deemed to share beneficial ownership of the shares held by the three trusts listed above.

(5) Based on a Schedule 13G filed by Dimensional Fund Advisors Inc with the SEC on February 2, 2001.

(6) Excludes Mr. Ruisi, a management director, who is included below under Executive Officers.

(7) Includes options to acquire shares of our common stock granted to each independent director on April 14, 1999, 2,000 of which are currently exercisable.

(8) Excludes 23,137,111 shares of common stock owned by Sony Pictures. Messrs. Harris, Lemberger, Wiesenthal, Singh and Stringer, officers of Sony Pictures or its affiliates, disclaim beneficial ownership of all Loews Cineplex shares owned by Sony Pictures.

(9) Includes 1,714 shares of common stock which are beneficially owned by the Allen and Sharon Karp Trust, as to which Mr. Karp disclaims beneficial ownership and 535,900 shares of common stock which relate to options currently exercisable.

(10) Excludes 14,946,461 shares of common stock and 80,000 shares of Class B common stock owned by Universal. Mr. Sutman, Mr. Mergenthaler, Ms. Randall and Ms. Schulz, officers of Universal or its affiliates, disclaim beneficial ownership of all Loews Cineplex shares owned by Universal.

(11) Includes 800,000 options currently exercisable.

(12) Represents 166,000 options currently exercisable.

(13) Represents 149,400 options currently exercisable.

(14) Represents 99,600 options currently exercisable.

(15) Represents 99,600 options currently exercisable.

                            Stockholders Agreement

     The following is a brief summary of our Stockholders Agreement with Sony Pictures, Universal and the Claridge Group.

The Board of Directors

     The Stockholders Agreement requires us to have a 16-member Board of Directors. Two of these members must be the most senior executives of Loews Cineplex. At least three others must be independent directors. The current management directors are Lawrence J. Ruisi, who is our President and Chief Executive Officer, and Allen Karp, who is Chairman and Chief Executive Officer of Cineplex Odeon Corporation. As long as Mr. Karp is an executive officer of Loews Cineplex or an affiliate, the Agreement says that he must be one of the management directors.

     An "independent director" is any director who:

     . is free from any relationship that, in the opinion of the nominating committee, would interfere with the exercise of independent judgment as a director,

     . is not an affiliate of Loews Cineplex, Sony Pictures, Universal or the Claridge Group or a current or former officer of Loews Cineplex, Sony Pictures or Universal or any of their respective subsidiaries,

     . does not also act on a regular basis as an individual or representative of an organization serving as a professional advisor, legal counsel or consultant to management of Loews Cineplex, Sony Pictures, Universal or the Claridge Group or any of their respective subsidiaries, and

     . does not represent, and is not a member of the immediate family of, a person who does not satisfy the requirements of the foregoing four categories.

     Sony Pictures, Universal and the Claridge Group are entitled to designate for nomination for election to our Board, the number of directors that generally corresponds to the percentage of our voting shares they each own, as follows:

                         Applicable Percentage                                     Number of Directors
     ----------------------------------------------------------------          ---------------------------
       Equal to or greater than 6.25% and less than 9.375%                                 1
       Equal to or greater than 9.375% and less than 15.625%                               2
       Equal to or greater than 15.625% and less than 21.875%                              3
       Equal to or greater than 21.875% and less than 28.125%                              4
       Equal to or greater than 28.125% and less than 34.375%                              5
       Equal to or greater than 34.375% and less than 40.625%                              6
       Equal to or greater than 40.625% and less than 46.875%                              7
       Equal to or greater than 46.875% and less than 53.125%                              8
       Equal to or greater than 53.125% and less than 59.375%                              9
       Equal to or greater than 59.375% and less than 65.625%                              10
       Equal to or greater than 65.625% and less than 71.875%                              11
       Equal to or greater than 71.875% and less than 78.125%                              12
       Equal to or greater than 78.125% and less than 84.375%                              13
       84.375% and greater..............                                                   14

     As described below, Sony Pictures and Universal must consent to our issuance of voting shares above specified thresholds. If we issue shares below these thresholds at a time when their consent would be required for an issuance above the thresholds, we do not include the new shares in calculating these percentages. The Stockholders Agreement refers to these percentages as the "applicable percentage" and they are used to define the rights of Sony Pictures, Universal and the Claridge Group in a number of important areas.

     The following additional limitations and exceptions apply to the general rule of proportionality in Board representation:

     . May 14, 2003, the Claridge Group is entitled to designate one director if it owns more than 3.5% of our common stock, and, after May 14, 2003, if it owns more than 5%,

     . if Sony Pictures, Universal and the Claridge Group would together be entitled to designate more than 14 directors, each of the thresholds on the chart will be increased by the smallest percentage that would result in their being entitled to 14 directors; and

     . until May 15, 2002, no stockholder is entitled to designate more than eight directors. This cap ends, however, if a stockholder would be entitled to designate more than eight directors on the basis of its "adjusted applicable percentage" ownership of our voting shares. In calculating this percentage, the agreement generally lets a stockholder count the shares it owned at the closing of the combination, shares acquired from each other and their permitted transferees, shares acquired through their exercise of the equity purchase rights described later on and shares acquired through stock splits and the like. It does not let them count shares acquired in the market, in privately negotiated purchases from third parties or by direct purchases from us except through the exercise of equity purchase rights.

     Sony Pictures, Universal and the Claridge Group also agreed among themselves that:

     . none of them will be entitled to designate more than six directors. However, this cap also ends if one of the stockholders could designate a majority of the directors on the basis of its "adjusted applicable percentage". In addition, this cap increases from six directors to seven if the "applicable percentage" of one of the stockholders exceeds 45% on or after May 14, 2001.

     . at any time that either Sony Pictures or Universal's "applicable percentage" equals or exceeds 40.625% and the six-director cap applies, the other has agreed that one of its Board designees will be an independent director so long as its "applicable percentage" equals or exceeds 21.875%.

     If Sony Pictures, Universal and the Claridge Group collectively can designate 13 or more directors, at least one of the individuals designated by each of Sony Pictures and Universal will be an independent director, unless one of them is only entitled to designate one director. In this case, two of the designees of the other must be independent.

     We and the other parties to the Stockholders Agreement have agreed that, except for the stockholder designees and the management directors, everyone else that we nominate to our Board will be independent, unless the sitting independent directors waive this requirement.

     Sony Pictures, Universal and the Claridge Group have agreed to vote their voting shares to cause each of their designees and each of the independent directors and management directors designated by the nominating committee to be elected to the Board. We have also agreed to use our best efforts to cause the election of these designees and nominees.

     At each Board election, the nominating committee is charged with designating the management directors and the independent directors and determining whether prospective nominees as management directors and independent directors meet the criteria for these positions. The Stockholders Agreement requires the nominating committee to comprise four directors, consisting of two independent directors designated by a majority of the independent directors, one designee of Sony Pictures and one designee of Universal. The nominating committee does not consider nominees recommended by other stockholders.

     The Stockholders Agreement requires each committee of the Board to include a number of Sony Pictures directors and Universal directors proportionate to the numbers of their designees then serving on the whole Board. The Stockholders Agreement contains other provisions relating to committees and various provisions relating to the procedures, including meetings and agendas, and the powers of the Board.

     Sony Pictures, Universal and the Claridge Group have each agreed that they will not without the prior written consent of both Sony Pictures and Universal:

     . seek the election or removal of any director, except as contemplated in the Stockholders Agreement,

     . subject any shares of common stock to any arrangement with respect to the voting of such shares,

     . subject to certain exceptions, engage in any "solicitation" within the meaning of Rule 14a-11 under the Exchange Act of proxies or consents or become a "participant" in any "election contest" within the meaning of Rule 14a-11 under the Exchange Act with respect to Loews Cineplex, or

     . form a "group" with respect to any shares of common stock within the meaning of Section 13(d)(3) of the Exchange Act, other than a group consisting of other parties to the Stockholders Agreement, any of their affiliates and permitted transferees.

Consent Rights

     So long as either Sony Pictures or Universal has an "applicable percentage" of at least 17.86%, it will have the right to consent to specified actions by us and our subsidiaries, including:

     .    voluntary bankruptcy filings by us or any "significant subsidiary",

     .    acquisitions and dispositions meeting specified tests of materiality,

     . with limited exceptions, engaging in any business other than the exhibition of films,

     . transactions with Sony Pictures or Universal or any of their respective affiliates involving more than $1,000,000 per calendar year, excluding arm's-length transactions in the ordinary course of business, including film booking arrangements,

     .    changing the number of directors comprising the entire Board,

     . issuing any voting shares or their equivalents exceeding specified thresholds,

     . paying cash dividends or making any other cash distributions on any shares of our capital stock or securities convertible into, exchangeable or exercisable for, our capital stock exceeding specified thresholds,

     . incurring any debt in excess of specified amounts, with specified exceptions,

     . hiring, or renewing the employment contract of, either of our two most senior executive officers,

     . entering into any arrangement with any holder of voting shares in the holder's capacity as a holder which subjects actions taken by us or any of our subsidiaries to the prior approval of any person,

     . entering into certain discriminatory stockholder arrangements, including any stockholders rights plan, and

     .    amending our by-laws by action of the Board.

     Sony Pictures and Universal have additional consent rights if we fail to meet specified budgeted financial targets, including the right to approve:

     .    a new five-year strategic business plan,

     .    making capital expenditures exceeding specified thresholds,

     .    incurring any debt in excess of specified amounts,

     .    incurring liens to secure unsecured debt, and

     .    issuing any of our capital stock.

     Some of these consent rights have exceptions.

     Any dispute between us and either Sony Pictures or Universal relating to these consent rights must be submitted to arbitration by an independent arbitrator. Pending resolution of the dispute, which generally must be resolved within ten business days of its submission, we may not take the action which is the subject of the dispute.

     Moreover, Sony Pictures, Universal and the Claridge Group have each agreed to vote their shares or cause their designees to the Board to vote, at the request of Sony Pictures or Universal, against any action of the Board or stockholders, related to any

     .    merger,

     .    voluntary liquidation, dissolution or winding up of Loews Cineplex,

     .    amendment or restatement of our certificate of incorporation, or

     .    amendment or repeal of any provision of Loews Cineplex's by-laws.

     These rights apply only if Sony Pictures' or Universal's "applicable percentage" equals or exceeds 17.86% at the time of the request.

     So long as Sony Pictures' or Universal's "applicable percentage" equals or exceeds 17.86%, our certificate of incorporation provides that effecting a merger or dissolution, amending our certificate of incorporation or amending or repealing our by-laws by action of the stockholders will require the affirmative vote or written consent of the holders of at least 80% of the outstanding shares of common stock, unless the action is approved by at least 14 members of the Board. If

14 members of the Board approve the matter, a majority vote, or with respect to a merger a 66 2/3% vote, will be required. However, this exception to the 80% vote requirement does not apply to by-law amendments.

     Finally, so long as Sony Pictures' or Universal's "applicable percentage" equals or exceeds 17.86%, neither Sony Pictures, nor Universal, nor the Claridge Group will vote in favor of, consent in writing to, or take any other action to effect an amendment or repeal of these 66 2/3% vote provisions of our certificate of incorporation.

Approval of Certain Combinations by Disinterested Directors

     If Sony Pictures' or Universal's "applicable percentage" equals or exceeds 17.86%, they will not enter into any contract with us, nor will we otherwise engage in any transaction with them involving more than $1,000,000 per calendar year, unless this transaction is approved by a majority of the disinterested directors following disclosure of material facts to the directors. This approval requirement does not apply to transactions in the ordinary course of our business, including film booking arrangements.

Restrictions on Transfers of Loews Cineplex Stock

     The Stockholders Agreement includes the following restrictions on transfers by Sony Pictures and Universal:

     Rights to Participate in Sales for All Loews Cineplex Stockholders Including Public Stockholders. Neither Sony Pictures nor Universal may transfer, individually or collectively, an aggregate of more than 50% of our outstanding voting shares to a third party transferee unless each of our stockholders has the right to participate in such transfer on the same basis as Sony Pictures or Universal. This right does not apply if Sony Pictures or Universal exercises its right of first refusal to purchase the shares to be transferred.

     Rights to Participate in Sales for Universal and the Claridge Group. Sony Pictures may not transfer more than 50% of our shares initially owned by it to any person, other than a permitted transferee, unless Universal and the Claridge Group each has the right to participate in this transfer on the same basis as Sony Pictures.

     Right of First Refusal of Sony Pictures and Universal. Sony Pictures and Universal have given each other reciprocal rights of first refusal in connection with

     . any transfer in one or more series of related privately negotiated transactions or a public offering if (1) 5% or more of the then outstanding voting shares are subject to the transfer, (2) any transferee would, following this transfer, beneficially own 5% or more of the outstanding voting shares or (3) in the case of any transfer by Sony Pictures or any of its affiliates, Sony Pictures' "applicable percentage" exceeds 25%,

     . any transfer pursuant to a bona fide third party tender offer or exchange offer,

     .    any transfer to us or any of our subsidiaries, and

     . any transfer in a brokers' transaction within the meaning of Section 4(4) of the Securities Act.

     No right of first refusal applies to any transfer between Sony Pictures or Universal and any of their respective permitted transferees.

Standstill Agreements

     Each of Sony Pictures, Universal and the Claridge Group has agreed not to, and to cause its affiliates not to, acquire, directly or indirectly, the beneficial ownership of any additional voting shares, except for:

     . acquisitions of up to an aggregate of 5% of the outstanding voting shares during any twelve-month period, subject to specific price restrictions and

     . acquisitions in privately negotiated transactions from five or fewer persons pursuant to offers not made generally to holders of voting shares and pursuant to which the value of any consideration paid does not exceed 115% of the "market price" as determined in accordance with regulations under the Securities Act (Ontario).

     These exceptions are not available to a stockholder whose "applicable percentage" would equal or exceed 25% after the acquisition if, as a result of the acquisition, the public stockholders would beneficially own less than 20% of the outstanding voting shares.

     There are the following additional exceptions for acquisitions:

     .    from Sony Pictures, Universal or the Claridge Group,

     . pursuant to the exercise of the equity purchase rights described below,

     .    on terms and conditions approved by the independent directors,

     . pursuant to a tender or exchange offer made in accordance with applicable law,

     . to restore Sony Pictures', Universal's or the Claridge Group's "applicable percentage" following a dilutive issuance of voting shares, and

     . acquisitions of shares of common stock upon the conversion of the shares of Class B Non-Voting Common Stock.

     Sony Pictures, Universal and the Claridge Group have agreed that, in the case of any permitted acquisition that would constitute a "Rule 13e-3 transaction" as defined in Rule 13e-3 under the Exchange Act, prior to the consummation of this transaction:

     . a nationally recognized investment bank shall have delivered an opinion to our Board that the transaction is fair from a financial point of view to our stockholders, other than the stockholder initiating the acquisition,

     . a majority of the independent directors shall have approved the transaction, and

     . if our public stockholders beneficially own more than 20% of our voting shares, and if stockholder approval is required under Delaware law or our certificate of incorporation, a majority of the shares of common stock held by the public stockholders shall have been voted in favor of the transaction.

     The standstill restrictions terminate on the earlier of (1) May 14, 2004, and (2) any time after May 14, 2002 if the Claridge Group ceases to have the right to designate a director, or upon the occurrence of:

     . a good faith tender or exchange offer to acquire more than 20% of our voting shares made by any person, except that these restrictions shall not terminate for a stockholder who makes or induces the tender or exchange offer. Additionally, the restrictions will be reinstated if the offer is withdrawn or expires without being consummated,

     . the "applicable percentage" of Sony Pictures, Universal or the Claridge Group equaling or exceeding 80%, or, in the case of Universal, 33 1/3% at any time Universal beneficially owns more voting shares than any other holder,

     . with respect to any particular stockholder, its "applicable percentage" being less than 15% of our voting shares, except that the restrictions will be reinstated if its percentage ownership equals or exceeds 15% of our voting shares within one year after falling below this threshold,

     . any person (other than Sony Pictures, Universal and the Claridge Group or a permitted transferee) beneficially owning more than 20% of the voting shares, not counting voting shares acquired from Sony Pictures, Universal or the Claridge Group, a permitted transferee or Loews Cineplex, or

     . the public stockholders beneficially owning more than 66 2/3% of our voting shares.

     Sony Pictures and Universal have agreed with each other and the Claridge Group has agreed with each of them that none of them nor any of their affiliates will acquire, directly or indirectly, the beneficial ownership of any of our voting shares:

     . if immediately prior to the acquisition its "applicable percentage" exceeds 50%, not counting voting shares acquired from one another or permitted transferees, or

     . if, as a result of the acquisition, (1) it would beneficially own more than 50% of our voting shares, not counting voting shares acquired from one another or permitted transferees, or (2) the public stockholders would beneficially own less than 20% of our voting shares.

     These last restrictions do not apply if, upon consummation of such acquisition, the acquiror's "applicable percentage" would be less than 25%. These restrictions do not prohibit the acquisition of shares of common stock upon the conversion of shares of Class B non-voting common stock.

     These restrictions will terminate if:

     . the "applicable percentage" of either Sony Pictures or Universal is less than 10%. However, the restrictions will be reinstated if the applicable percentage equals or exceeds 10% within one year after falling below this threshold.

     . any person makes a good faith tender or exchange offer to acquire more than 15% of our outstanding voting shares, except that these restrictions will not terminate for a stockholder who makes or induces the tender or exchange offer or is acting in concert with the person making the offer. Additionally, the restrictions will be reinstated if the offer is withdrawn or expires without being consummated.

     . any person (other than Sony Pictures, Universal or the Claridge Group or a permitted transferee) beneficially owns more than 15% of our voting shares, not counting shares acquired from Sony Pictures, Universal or the Claridge Group or a permitted transferee, but only if the sum of the "applicable percentages" of Sony Pictures and Universal is less than 45%.

Registration Rights

     The Stockholders Agreement gives Sony Pictures, Universal and the Claridge Group demand and piggyback registration rights with respect to the registration under the Securities Act of shares of common stock owned by them. Sony Pictures, Universal and the Claridge Group are each able to demand registration under the Securities Act of shares of common stock owned by them, subject to specific limitations. In no event will Loews Cineplex be required to effect, in the case of each of Sony Pictures and Universal, more than four registrations on demand, in the case of the Claridge Group, more than one registration on demand, and in the aggregate, more than nine registrations on demand.

     Sony Pictures, Universal and the Claridge Group also have piggyback registration rights to include shares of common stock owned by them in any registration statement filed by us with respect to our common stock, subject to specific exceptions.

Equity Purchase Rights

     Sony Pictures and Universal have equity purchase rights if we propose to issue or sell any voting shares in a transaction for which they have rights. Subject to applicable rules of any stock exchange on which our common stock is then listed, their rights will entitle them to acquire from us a portion of the securities that we propose to issue or sell in proportion to their respective "applicable percentages", prior to giving effect to the proposed issuance or sale. They may exercise their rights in whole or in part.

Assignments of Rights and Obligations to Transferees

     Permitted transferees of Sony Pictures, Universal and the Claridge Group will be subject to the terms and conditions of the Stockholders Agreement. In some circumstances, third party transferees will have the right to designate directors. They may also be entitled to registration rights. Third party transferees will not receive the tag-along rights, rights of first refusal or equity purchase rights described above. In addition, the consent rights of Sony Pictures and Universal may not be assigned to third parties.

Certain Remedies

     If either Sony Pictures or Universal has a good faith belief that we or another party to the Stockholders Agreement is likely to breach, or has breached, in any material respect, its obligations under the agreement, it may deliver notice of its belief to us and/or the breaching stockholder. When we receive this notice and until the dispute is resolved, neither we nor any other party to the Agreement may take any action that would facilitate the breach. If we receive this notice, we have agreed we will take reasonable actions to prevent the breach, if it has not yet occurred, or to minimize any adverse consequences to the aggrieved stockholder. Our operations may be interrupted or delayed pending such resolution.

     In addition, if Sony Pictures or we breach in any material respect any of our obligations to Universal under the Stockholders Agreement, Sony Pictures and we must, at the request of Universal, use our best efforts to amend our certificate of incorporation to authorize a new class of common stock to be issued by us to Universal and its permitted transferees in exchange for the common stock held by them. This new class would be identical in all respects to the common stock, except that it would entitle Universal to proportionate representation on the Board on the same basis that Universal is entitled to representation under the Stockholders Agreement. Universal's consent rights would also be incorporated in this new class, and Sony Pictures and Universal would cease to have consent rights under the Stockholders Agreement. Such new class of common stock, if issued, would be convertible into shares of common stock on a one-for-one basis at any time at the discretion of the holder.

Termination

     Except as otherwise described in the Stockholders Agreement, the rights and obligations of a stockholder under the Stockholders Agreement terminates when its "applicable percentage" is less than 6.25% or, in the case of the Claridge Group, 3.5% until May 14, 2003 and 5% after that date. The rights do not end, however, if the decrease results from our issuance of additional voting shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Sony Pictures and Universal are major film studios and distributors. We exhibited films distributed by Sony Pictures and Universal in the past and expect to continue to do so in the future. We pay Sony Pictures and Universal based on negotiated and/or contracted rates established on terms that we believe are equivalent to an arm's-length basis. At February 28, 2001, we owed Sony Pictures approximately $10.9 million and Universal approximately $1.0 million under film licensing agreements. We recognized approximately $41.0 million in film rental expenses relating to the exhibition of films distributed by Sony Pictures and approximately $48.2 million in film rental expenses relating to the exhibition of film distributed by Universal, in each case, for the 2001 fiscal year.

     In addition to the Stockholders Agreement with Sony Pictures, Universal and the Claridge Group (described above in Item 12), we have ongoing obligations with Sony Corporation of America under the following agreements:

     Trademark Agreement. Subject to certain conditions and termination rights, Sony Corporation of America granted Loews Cineplex a five-year right to use the trademark "Sony" and all goodwill associated with the mark in connection with the operation of two of our theatres, the Sony Lincoln Square theatre in New York City and the Sony Metreon Theatre located in Sony's Metreon entertainment/retail complex in San Francisco. Sony Corporation of America recently terminated this right pursuant to the terms of the agreement.

     Tax Sharing and Indemnity Agreement. Sony Corporation of America is responsible for and will indemnify us and our U.S. subsidiaries against certain consolidated, combined and unitary federal, state, local and foreign income, franchise and capital taxes for all taxable years ending on or prior to the closing of our combination with Cineplex Odeon, except for taxes incurred by us and our U.S. subsidiaries after that date arising by reason of an audit or court proceeding. The agreement also sets forth procedures for (1) preparing and filing consolidated combined and unitary federal and state income, franchise and capital tax returns with respect to taxable years ending on or prior to the combination and (2) the conduct and settlement of certain tax audits and proceedings with respect to these taxable years. We have agreed to indemnify and hold harmless Sony Corporation of America and Sony Pictures with respect to certain liabilities that may arise in connection with agreements that we assumed from them at the time of the combination.

     Transition Services Agreement. Sony Corporation of America and Sony Pictures have agreed to provide us with specified administrative services to the extent we require such services to conduct our operations in the ordinary course of business. They have agreed to provide these services at prices and rates, and subject to termination, as Sony Pictures and we may agree upon. These terms must be no less favorable to us than would be obtainable from unaffiliated third parties.

     An affiliate of Sony Corporation of America developed an entertainment/retail complex in San Francisco. We entered into a lease to operate a 3D IMAX(R) theatre and a state-of-the-art 15-screen multiplex theatre located in this complex. Total occupancy related payments during fiscal year 2001 were approximately $4.7 million.

     In September 1990, Cineplex Odeon sold its interest in the Universal City Cinema motion picture theatre facility located at the Universal City, California retail and entertainment complex Citywalk to Universal. Universal has retained us to manage the 18-screen theatre there on a long-term basis for a fee of 3% of gross revenue plus 3% of net cash flow from the multiplex. For the fiscal year ended February 28, 2001, we received approximately $636 thousand under this management agreement with Universal. During a three-year period beginning from and after the later of (1) May 14, 2000 and (2) the fifteenth day of the month following the first month end as of which our debt is less than 4.75 times our consolidated EBITDA for the 12-month period then ended, Universal can cause us to lease the Universal City Cinema for 20 years. If Universal exercises this right, we will pay Universal, for entering into the lease and conveying the related personal property, a cash payment equal to (1) ten times the cash flow of the Universal City Cinema for the 12-month period ended on the last day of the month preceding Universal's notice of exercise minus (2) the cost of eliminating any deficiencies from the operating requirements and standards set forth in the lease. Universal's put right will terminate three years after it first becomes exercisable.

    We also currently operate an IMAX theatre located in the 18-screen Universal City theatre at Citywalk and the 20-screen Universal Cineplex theatre at Universal Studios in Orlando, Florida.

     We have entered into several transactions with affiliates of Millennium Development, an affiliate of MDP Ventures II LLC, and negotiations are ongoing with respect to other transactions. We lease real property in New York from an affiliate of Millennium. Total occupancy related payments to Millennium during fiscal year 2001 were approximately $5.3 million. In December 2000, we entered into an agreement with an affiliate of Millennium to restructure a lease entered into by one of our subsidiaries concerning a property in Boston, Massachusetts. Under the terms of the revised agreement, aggregate base lease payments will be approximately $3.8 million per year with percentage rent payments based on the performance of the theatre. Payments under this lease are expected to commence in fiscal year 2002. Our Star Theatres partnership and an affiliate of Millennium each hold a 50% interest in Star Southfield Center, LLC, which leases real property in Michigan to Star Theatres. Total rental related payments to Star Southfield Center, LLC under this lease for fiscal year 2001 were approximately $2.8 million.

    Pursuant to his employment agreement, we made Mr. Shugrue a full-recourse interest bearing bridge loan in the principal amount of $1.25 million in 1999. The loan currently bears interest at the prime rate plus 2% and is secured by real property and a portfolio of investment securities owned by Mr. Shugrue's family trust.

    Pursuant to Mr. Karp's employment agreement, we made him an interest bearing loan in the amount of $425,000 in 1999. The loan bears interest at the rate of 8.875% pursuant to the terms of his employment agreement.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)    The following documents are filed as part of this report:

       (1) Financial Statements: The financial statements listed in the "Index to Financial Statements" included beginning on page F-1 of this report.

       (2) Financial Statement Schedules: Valuation and Qualifying Accounts included on page S-1 of this report.

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       (3) Exhibits: The exhibits listed in the "Exhibit Index" included in this report.

(b)    Reports on Form 8-K:

       We filed a current report on Form 8-K dated December 8, 2000. The report disclosed in Item 5 that we entered into the fifth amendment and limited waiver to our credit agreement.

(c) Exhibits: The response to this portion of Item 14 is submitted as a separate section of this report.

(d)    Financial statement schedule: See Item 14(a)(2)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LOEWS CINEPLEX ENTERTAINMENT
                                    CORPORATION (Registrant)

Dated:  May 29, 2001

                                    /s/ JOHN C. MCBRIDE, JR.
                                    -------------------------------------------
                                    John C. McBride, Jr.
                                    Senior Vice President and General Counsel

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

Signature                                      Title                                                     Date
---------                                      -----                                                     ----
/s/  LAWRENCE J. RUISI                         President, Chief Executive Officer
-------------------------------------
Lawrence J. Ruisi                              and Director (Principal Executive                         May 29, 2001
                                               Officer)

/s/  JOHN J. WALKER                            Senior Vice President, Chief
-------------------------------------
John J. Walker                                 Financial Officer and Treasurer                           May 29, 2001
                                               (Principal Financial Officer)

/s/  JOSEPH SPARACIO                           Vice President, Finance and Controller
-------------------------------------
Joseph Sparacio                                (Principal Accounting Officer)                            May 29, 2001


/s/  GEORGE A. COHON                           Director
-------------------------------------
George A. Cohon                                                                                          May 29, 2001


/s/  NORA EPHRON                               Director
-------------------------------------
Nora Ephron                                                                                              May 29, 2001


/s/  MEL HARRIS                                Director
-------------------------------------
Mel Harris                                                                                               May 29, 2001


/s/  ALLEN KARP                                Director
-------------------------------------
Allen Karp                                                                                               May 29, 2001



/s/  KENNETH LEMBERGER                         Director                                                  May 29, 2001
-------------------------------------
Kenneth Lemberger

                                               Director
-------------------------------------
Frank Mergenthaler                                                                                       May 29, 2001


/s/  KAREN RANDALL                             Director
-------------------------------------
Karen Randall                                                                                            May 29, 2001


/s/  DIANA SCHULZ                              Director
-------------------------------------
Diana Schulz                                                                                             May 29, 2001


/s/  BEDI A. SINGH                             Director                                                  May 29, 2001
-------------------------------------
Bedi A. Singh

/s/  HOWARD STRINGER                           Director                                                  May 29, 2001
-------------------------------------
Howard Stringer

                                               Director
-------------------------------------
William A. Sutman                                                                                        May 29, 2001


                                               Director
-------------------------------------
Robert Wiesenthal                                                                                        May 29, 2001


/s/  MORTIMER B. ZUCKERMAN                     Director
-------------------------------------
Mortimer B. Zuckerman                                                                                    May 29, 2001

                          ANNUAL REPORT ON FORM 10-K

                               ITEMS 8 AND 14(a)

                         INDEX TO FINANCIAL STATEMENTS

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION

                            (DEBTORS-IN-POSSESSION)


Report of Management                                                                                         F-2

Report of Independent Accountants                                                                            F-3

Consolidated Balance Sheet at February 28, 2001 and February 29, 2000                                        F-4

Consolidated Statement of Operations for the three years ended February 28, 2001                             F-5

Consolidated Statement of Changes in Stockholders' Equity for the three years ended February 28, 2001        F-6

Consolidated Statement of Cash Flows                                                                         F-7

Notes to Consolidated Financial Statements                                                                   F-8


Financial Statement Schedule:

For the three years ended February 28, 2001 Schedule II - Valuation and Qualifying Accounts are included on page S-1.

REPORT OF MANAGEMENT
TO THE SHAREHOLDERS OF LOEWS CINEPLEX ENTERTAINMENT CORPORATION

The accompanying consolidated financial statements of Loews Cineplex Entertainment Corporation and its subsidiaries have been prepared by management, who are responsible for the integrity and objectivity of these statements. The statements have been prepared in conformity with generally accepted accounting principles in the United States and include amounts based on management's best estimates and judgments.

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

May 18, 2001


/s/  Lawrence J. Ruisi                          /s/ John J. Walker                           /s/ Joseph Sparacio
-------------------------------------           ------------------------------------         ----------------------------
Lawrence J. Ruisi                               John J. Walker                               Joseph Sparacio
President & Chief Executive Officer             Senior Vice President,                       Vice President, Finance &
                                                Chief Financial Officer & Treasurer          Controller

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Loews Cineplex Entertainment Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Loews Cineplex Entertainment Corporation (the "Company") and its subsidiaries at February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in
Note 1 to the financial statements, the Company and certain of its subsidiaries filed voluntary petitions to reorganize in several jurisdictions, both domestically and internationally. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is in the process of developing a plan of reorganization, which includes the restructuring of certain of its financial obligations. In the event a Chapter 11 plan of reorganization/CCAA plan of arrangement are confirmed by the Bankruptcy Court/Superior Court and become effective, continuation of the Company's business thereafter will be dependent on the Company's ability to achieve successful operations, maintain satisfactory capital and liquidity and obtain access to funds under a credit facility. The financial statements do not include any adjustments to reflect the possible future effects that might result from the outcome of this uncertainty on the recoverability and classification of assets or the amounts and classification of liabilities.



/s/  PricewaterhouseCoopers LLP
----------------------------------
New York, New York
May 18, 2001

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEET
           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                                                          FEBRUARY 28 or 29,
                                                                                        2001               2000
                                                                                        ----               ----
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                      $    47,200       $    31,735
   Accounts receivable                                                                 11,453            17,288
   Inventories                                                                          4,056             5,148
   Prepaid expenses and other current assets                                            7,340             6,057
                                                                                  -----------       -----------
      TOTAL CURRENT ASSETS                                                             70,049            60,228

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                             1,068,923         1,218,334
OTHER ASSETS
   Investments in and advances to partnerships                                         95,359            75,932
   Goodwill, net of accumulated amortization of $55,462 and $42,280                   416,514           493,390
   Other intangible assets, net of accumulated amortization of $7,252
     and $5,768                                                                        21,220            22,704
   Deferred charges and other assets                                                    5,521            36,801
                                                                                  -----------       -----------

      TOTAL ASSETS                                                                $ 1,677,586       $ 1,907,389
                                                                                  ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                          $    88,059       $   201,077
   Deferred revenue                                                                    22,423             8,625
   Debtor-in-possession credit facility                                                     -                 -
   Current maturities of long-term debt                                               733,844                 -
   Current portion of capital leases and mortgages                                      5,821             4,149
                                                                                  -----------       -----------
      TOTAL CURRENT LIABILITIES                                                       850,147           213,851

LONG-TERM DEBT AND OTHER OBLIGATIONS                                                    6,393           839,029
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                    33,919            59,217
ACCRUED PENSION AND POST RETIREMENT BENEFITS                                            6,766             8,325
OTHER LIABILITIES                                                                     132,874           168,165
                                                                                  -----------       -----------
      TOTAL LONG-TERM LIABILITIES                                                     179,952         1,074,736

LIABILITIES SUBJECT TO COMPROMISE (Note 3)                                            471,390                 -
                                                                                  -----------       -----------

      TOTAL LIABILITIES                                                             1,501,489         1,288,587
                                                                                  -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 18)

STOCKHOLDERS' EQUITY
   Common stock ($.01 par value, 300,000,000 shares authorized;
     58,538,646 shares issued and outstanding in 2001 and 2000)                           586               586
   Common stock-Class B non-voting ($.01 par value, 10,000,000 shares
     authorized; 84,000 shares issued and outstanding in 2001 and 2000)                     1                 1
   Additional paid-in capital                                                         671,707           671,707
   Accumulated other comprehensive income                                              (6,626)             (167)
   Retained deficit                                                                  (489,571)          (53,325)
                                                                                  ------------      ------------

      TOTAL STOCKHOLDERS' EQUITY                                                      176,097           618,802
                                                                                  -----------       -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 1,677,586       $ 1,907,389
                                                                                  ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

                     CONSOLIDATED STATEMENT OF OPERATIONS
           (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)


                                                                                     FOR THE YEARS ENDED
                                                                                       FEBRUARY 28 or 29,

                                                                               2001                2000                 1999
                                                                    ---------------      --------------       --------------
REVENUES
   Box office                                                           $   628,851        $   647,774         $   587,078
   Concession                                                               241,034            243,511             228,332
   Other                                                                     33,631             39,138              35,750
                                                                        -----------        -----------         -----------
                                                                            903,516            930,423             851,160
                                                                        -----------        -----------         -----------

EXPENSES
   Theatre operations and other expenses                                    714,132            694,712             618,946
   Cost of concessions                                                       39,061             38,245              35,557
   General and administrative                                                50,369             53,031              47,882
   Depreciation and amortization                                            125,533            113,047              90,720
   Restructuring charges                                                     12,653                  -                   -
   Loss on sale/disposal of theatres and other                              245,828              8,388               4,532
                                                                        -----------        -----------         -----------

                                                                          1,187,576            907,423             797,637
                                                                        -----------        -----------         -----------

(LOSS)/INCOME FROM OPERATIONS                                              (284,060)            23,000              53,523
Interest expense                                                             98,601             72,728              57,216
Reorganization costs                                                         42,146                  -                   -
                                                                        -----------        -----------         -----------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                   (424,807)           (49,728)             (3,693)
Income tax expense                                                            3,598              1,662               2,187
                                                                        -----------        -----------         -----------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE            (428,405)           (51,390)             (5,880)
Cumulative Effect of Change in Accounting Principle, net of tax               7,841                  -                   -
                                                                        -----------        -----------         -----------

NET LOSS                                                                $  (436,246)       $   (51,390)        $    (5,880)
                                                                        ===========        ===========         ===========

   Weighted Average Shares Outstanding - basic and diluted               58,622,646         58,622,646          47,834,541
                                                                        ===========        ===========         ===========

   Loss per Share before Cumulative Effect of Change
      in Accounting Principle - basic and diluted                       $     (7.31)       $      (.88)        $      (.12)
                                                                        ===========        ===========         ===========

   Loss per Share - basic and diluted                                   $     (7.44)       $      (.88)        $      (.12)
                                                                        ===========        ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE INFORMATION)

                                                    Class A         Class B          Accumulated
                                                      Non-            Non-                 Other Additional  Retained          Total
                                                     voting          voting        Comprehensive    Paid-in  Earnings  Stockholders'
                                    Shares Amount    Shares  Amount  Shares Amount        Income    Capital /(Deficit)        Equity
                              ------------ ------ ---------- ------ ------- ------ ------------- ---------- ---------- -------------
Balance at March 1, 1998         19,270,321  $ 193  1,202,486 $   12       - $    -  $          -   $ 299,277 $   25,029  $ 324,511

  Exchange of existing
     Cineplex Odeon
     shares in conjunction
     with  the Combination       17,699,914    177          -      -  84,000      1             -     266,579          -    266,757
  Issuance of shares to
    Universal  under a
    subscription agreement        4,426,607     44          -      -       -      -             -      84,456          -     84,500
  Issuance of shares to SCA
    affiliates for Star Theatres
    and S&J Theatres              2,664,304     27          -      -       -      -             -         (27)         -          -
  Exercise of Stock Options          19,802      -          -      -       -      -             -         366          -        366
  Dividend to SCA affiliates              -      -          -      -       -      -             -     (81,536)   (21,084)  (102,620)
  Issuance of shares in Public
    Offering, net of costs and
    expenses                     10,000,000    100          -      -       -      -             -     102,625          -    102,725
  Automatic conversion of
    SCA's Class A non-voting
    shares to common shares       1,202,486     12 (1,202,486)   (12)      -      -             -           -          -          -
  Issuance of shares to
    Universal  under an
    anti-dilution agreement       3,255,212     33          -      -       -      -             -         (33)         -          -
  Comprehensive Income:
    Foreign currency
    translation adjustment                -      -          -      -       -      -        (4,407)          -          -     (4,407)
    Unrealized loss on
    marketable securities                 -      -          -      -       -      -          (656)          -          -       (656)
    Net loss for the fiscal year
    ended February 28, 1999                                                                                       (5,880)    (5,880)
                                                                                                                          ---------
Comprehensive Income                      -      -          -      -       -      -             -           -          -    (10,943)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 1999      58,538,646   586          -      -  84,000      1        (5,063)    671,707     (1,935)   665,296

  Comprehensive Income:
    Foreign currency
    translation adjustment                 -     -          -      -       -      -         4,988           -          -      4,988
    Unrealized loss on
    marketable securities                  -     -          -      -       -      -           (92)          -          -        (92)
    Net loss for the fiscal year
    ended February 29, 2000                -     -          -      -       -      -             -           -    (51,390)   (51,390)
                                                                                                                          ---------
  Comprehensive Income                     -     -          -      -       -      -             -           -          -    (46,494)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at February 29, 2000      58,538,646   586          -      -  84,000      1          (167)    671,707    (53,325)   618,802

  Comprehensive Income:
   Foreign currency
   translation adjustment                  -     -          -      -       -      -        (7,207)          -          -     (7,207)
   Unrealized gain on
   marketable securities                   -     -          -      -       -      -           748           -          -        748
   Net loss for the fiscal year
   ended February 28, 2001                 -     -          -      -       -      -             -           -   (436,246)  (436,246)
                                                                                                                          ---------
  Comprehensive Income                     -     -          -      -       -      -             -           -          -   (442,705)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at February 28, 2001      58,538,646 $ 586          -  $   -  84,000 $    1  $     (6,626)  $ 671,707 $ (489,571) $ 176,097
                                ============ ===== ==========  =====  ====== ======  ============   ========= ==========  =========


The accompanying notes are an integral part of these consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                        (IN THOUSANDS OF U.S. DOLLARS)

                                                                                               FOR THE YEARS ENDED
                                                                                                FEBRUARY 28 or 29,

                                                                                       2001               2000                1999
                                                                            ---------------      -------------       -------------

OPERATING ACTIVITIES
   Net loss                                                                       $(436,246)          $(51,390)          $  (5,880)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization                                                  125,533            113,047              90,720
     Loss on sale/disposals of theatres and other                                   245,828              8,388               4,532
     Reorganization costs                                                            42,146                  -                   -
     Cumulative effect of change in accounting principle                              7,841                  -                   -
     Equity earnings from long-term investments, net of distributions
       received                                                                       1,891              3,042               1,506
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                                                  4,561                404               5,292
     (Decrease)/increase in accounts payable and accrued expenses                   (21,720)             9,555              (6,559)
     Increase in other operating assets and liabilities, net                        (13,065)           (25,949)             (6,900)
                                                                                  ---------           --------           ---------

NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                                 (43,231)            57,097              82,711
                                                                                  ---------           --------           ---------

INVESTING ACTIVITIES
   Proceeds from sale of assets                                                      28,175              3,880              98,192
   Investment in/advances to partnerships, net of repayments                        (25,542)           (31,180)            (17,537)
   Merger related costs                                                                   -             (5,853)            (25,198)
   Capital expenditures                                                            (150,859)          (185,350)           (147,198)
                                                                                  ---------           --------           ---------

NET CASH USED IN INVESTING ACTIVITIES                                              (148,226)          (218,503)            (91,741)
                                                                                  ---------           --------           ---------

FINANCING ACTIVITIES
   Repayment of debt due to SCA affiliate                                                 -                  -            (299,487)
   Proceeds from senior credit facility, net of repayments and
      deferred financing fees                                                       203,844            151,025             224,044
   Repayment of long-term debt                                                       (5,572)            (3,758)            (34,644)
   Proceeds from sale of interest rate swaps                                          8,650                  -                   -
   Repayment of Plitt Theatre, Inc. notes                                                 -             (2,300)           (215,907)
   Proceeds of senior subordinated note offering, net of deferred financing fees          -                  -             289,263
   Proceeds from issuance of common stock, net of offering expenses                       -                  -             102,991
   Proceeds from issuance of common stock to Universal upon Combination                   -                  -              84,500
   Dividend paid to SCA affiliate in Combination                                          -                  -            (102,620)
                                                                                  ---------           --------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           206,922            144,967              48,140
                                                                                  ---------           --------           ---------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                     15,465            (16,439)             39,110
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       31,735             48,174               9,064
                                                                                  ---------           --------           ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $  47,200           $ 31,735           $  48,174
                                                                                  =========           ========           =========


Supplemental Cash Flow Information:
   Income taxes paid, net of refunds received                                     $   2,063           $  1,735           $   3,229
                                                                                  =========           ========           =========
   Interest paid (including nil, nil and $6,942 paid to SCA affiliates)           $  81,453           $ 70,716           $  54,583
                                                                                  =========           ========           =========

The accompanying notes are an integral part of these consolidated financial statements.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


NOTE 1 - ORGANIZATION AND BUSINESS
----------------------------------

Loews Cineplex Entertainment Corporation ("LCP" or the "Company"), is a major motion picture theatre exhibition company with operations in North America and Europe. The Company operates theatres under the Loews Theatres, Cineplex Odeon Theatres, Star Theatres, Magic Johnson Theatres, Megabox Theatres and Yelmo Cineplex Theatres marquees. As of February 28, 2001, LCP owns, or has interests in, and operates 2,563 screens at 294 theatres in 20 states, the District of Columbia, 6 Canadian provinces, Spain, Hungary, Turkey and Korea. The Company's principal markets include New York and the metropolitan area, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle and Washington D.C. in the U.S., Toronto, Montreal and Vancouver in Canada, and Madrid, Spain. The Company holds a 50% partnership interest in each of the Yelmo Cineplex de Espana ("Yelmo"), Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships and holds a 24% interest in the Megabox Cineplex, Inc. ("Megabox") joint venture in Korea. Yelmo, LST, MJT and Megabox hold interests in and operate 34 locations, comprising a total of 393 screens. Screens and locations for these partnerships are included in the Company amounts referred to above.

Bankruptcy Proceedings

The exhibition industry continues to experience significant liquidity pressures caused by a number of factors including the downturn in attendance as reflected in year over year operating performance measures, the moderate to aggressive new build strategies employed by the industry's larger exhibitors which, coupled with the difficulty in closing older, obsolete theatres, has resulted in an oversupply of theatre screens in many North American markets, impairment write-offs and losses on theatre dispositions, the continued downward credit ratings of the industry and the recent bankruptcy filings by several theatre chains, including five of the eleven largest exhibitors, and defaults of certain loan agreements which have been publicly disclosed. These factors, as well as the industry's disappointing operating performance, have contributed to significant reductions in the prices of publicly traded debt and equity securities and have materially reduced the industry's access to capital, making it increasingly difficult to meet obligations as they become due. The Company has been negatively affected by these events and experienced significant pressures on its liquidity and its ability to meet its obligations as they became due.

Due to these factors, among other things, on February 15, 2001, LCP and all of its wholly owned U.S. subsidiaries filed voluntary petitions to reorganize under Chapter 11 ("Chapter 11") of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). On February 27, 2001, the Office of the United States Trustee for the Southern District of New York (the "U.S. Trustee") appointed a statutory committee of unsecured creditors (the "Creditors' Committee") to represent the interests of the debtors' unsecured creditors. The Creditors' Committee has the right to review and object to certain business transactions and may participate in the formulation of the Company's long-term business plan and plan of reorganization. In Canada, an order (the "Initial Order") to initiate a restructuring of obligations and operations under the Companies' Creditors Arrangement Act ("CCAA") was obtained on February 15, 2001 from the Ontario Superior Court of Justice (the "Superior Court") for the Company's wholly owned subsidiary, Cineplex Odeon Corporation ("Cineplex Odeon") and certain of its other Canadian subsidiaries. Additionally, on February 26, 2001, LCP's wholly owned Austrian subsidiary LCE Europlex KinbetribsgmbH ("LCE Europlex") filed a petition for bankruptcy in Vienna, Austria. Also, on March 16, 2001, the Company filed a petition for bankruptcy in Warsaw, Poland on behalf of its wholly owned Polish subsidiary LCE Polska Holding Sp. z o.o. The debtors are operating their respective businesses as debtors-in-possession. See Note 3 - Bankruptcy Proceedings and Liabilities Subject to Compromise for further discussion.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") for the period beginning February 15, 2001 and thereafter, and generally accepted accounting principles applicable to a going concern which, unless otherwise noted, assumes the realization of assets and the payment of liabilities in the ordinary course of business. SOP 90-7 requires (i) that pre-petition liabilities that are subject to compromise be segregated in the Company's consolidated balance sheet as liabilities subject to compromise and (ii) that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the Company be reported separately as reorganization items

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


NOTE 1 - ORGANIZATION AND BUSINESS, CONTINUED
---------------------------------------------

in the consolidated statement of operations. Liabilities as recorded in the amounts reflected on the debtors' books and records may not be paid in full. As a result of the reorganization proceedings under Chapter 11 and CCAA, the debtor companies may take, or may be required to take, actions which may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the consolidated financial statements.

As a result of the Company's recurring losses, the Chapter 11 and CCAA filings and circumstances relating to these events, including the Company's debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. In order to provide liquidity over the next fiscal year, the Company entered into an agreement dated February 15, 2001, as amended, with a group of lenders led by Bankers Trust Company, as Administrative Agent, for a Debtor-in-Possession Credit Facility (the "DIP Facility"). The DIP Facility provided the Company with $60 million in additional financing through the earlier of January 31, 2002 or upon the occurrence of certain other events including effectiveness of a Chapter 11 plan of reorganization. See Note 11 to these consolidated financial statements for further discussion. The Company believes that cash from operations along with financing provided through the DIP Facility should be available to provide liquidity to allow the Company to continue as a going concern. However, there can be no assurance of this. The accompanying consolidated financial statements of LCP have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with debt covenants under the DIP Facility and the ability to generate sufficient cash from operations and financing sources to meet its obligations as they become due. In the event a Chapter 11 plan of reorganization/CCAA plan of arrangement (collectively referred to as "plans of reorganization) are confirmed by the Bankruptcy Court/Superior Court and become effective, continuation of the Company's business thereafter will be dependent on the Company's ability to achieve successful operations, maintain satisfactory capital and liquidity and obtain access to funds under a credit facility. Until the plans of reorganization are confirmed by the Bankruptcy Court/Superior Court and become effective, there can be no assurance that the Company will emerge from these bankruptcy proceedings, and the effect of the terms and conditions of such a plan of reorganization on the Company's business cannot be determined and therefore there is substantial doubt regarding the Company's ability to continue as a going concern.

Business Combination

On May 14, 1998, pursuant to the Amended and Restated Master Agreement (the "Master Agreement") dated September 30, 1997, LCP (formerly known as LTM Holdings, Inc.) and Cineplex Odeon, another major motion picture exhibitor with operations in the U.S. and Canada, combined (the "Combination"). As called for in the Master Agreement, the outstanding common shares of Cineplex Odeon were exchanged for LCP shares on a ten for one basis. Universal Studios, Inc. ("Universal"), a major shareholder of Cineplex Odeon, contributed cash of $84.5 million to the Company in exchange for additional shares of stock in the Company. Sony Pictures Entertainment Inc. ("SPE") and its affiliates received a cash payment of approximately $417 million representing (i) a cash payment to satisfy all intercompany indebtedness to affiliates of Sony Corporation of America ("SCA") as of the closing date, (ii) a cash payment equal to the fair value of certain transferred assets, and (iii) the payment of a dividend to a subsidiary of SPE. The consolidated financial statements include the operating results of Cineplex Odeon following the date of Combination (May 14, 1998).

At the closing of the Combination, the Company issued 7,264,642 shares of Common Stock and 80,000 shares of Class B Non-Voting Common Stock to Universal, 4,324,003 shares of Common Stock and 4,000 shares of Class B Non-Voting Common Stock to the Charles Rosner Bronfman Family Trust and certain related shareholders (the "Claridge Group") and 6,111,269 shares of common stock to the other shareholders of record of Cineplex Odeon, for an aggregate value of approximately $266.6 million, in exchange for the outstanding shares of Cineplex Odeon and its whollyowned subsidiary, Plitt Theatres, Inc. ("Plitt"). In addition, the Company issued 4,426,607 shares of common stock to Universal for consideration of $84.5 million as required under a subscription agreement, and 2,664,304 shares of Common Stock to SPE in connection with the transfer by SPE of its interest in Star Theatres of Michigan, Inc. ("Star") and S&J Theatres, Inc. ("S&J") to the Company.

On August 5, 1998, the Company sold to the public pursuant to a registered public offering 10 million shares of Common Stock. Upon consummation of this offering, the Company's Class A Non-Voting Common Stock held by SPE automatically converted into an equal number of shares of Common Stock, and 3,255,212 additional shares of Common Stock were issued

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)

NOTE 1 - ORGANIZATION AND BUSINESS, CONTINUED
---------------------------------------------

to Universal for no consideration under anti-dilution provisions of the Company's subscription agreement with Universal. As a result of the public offering, SPE, Universal and the Claridge Group owned 39.5%, 25.5% and 7.4%, respectively, of the Company's common stock.

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

Under the agreement with the DOJ, the Company was also required to sell 49 screens at 11 theatres in Chicago. On April 7, 1999, the Company completed the sale of 30 screens at 8 of these theatre locations to a third party. This transaction was not significant to the Company's operating results or financial position. A portion of these proceeds was utilized to pay down the Senior Revolving Credit Facility. Additionally, under the agreement with the DOJ, the Company was required to sell the remaining 19 screens at 3 theatre locations in Chicago. The Company was unable to sell these locations and, pursuant to the original agreement with the DOJ, a trustee was appointed to effect the sale of these locations. The trustee was also unable to sell these locations and had submitted a final report to the court. On November 9, 2000, the DOJ consented to the Company retaining these three locations and a stipulation and order received court approval.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Consolidation: The consolidated financial statements include the accounts of Loews Cineplex Entertainment Corporation and its wholly owned subsidiaries, including all entities in bankruptcy operating as debtors-in-possession. Majority owned companies are consolidated and 50% or less owned investments in which the Company has significant influence are accounted for under the equity method of accounting. Significant intercompany accounts and transactions have been eliminated.

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

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

Fair Value of Financial Instruments: Cash, accounts receivable, accounts payable, accrued liabilities and notes payable are reflected in the financial statements at carrying value which approximates fair value, except liabilities subject to compromise as disclosed in Note 3 to these consolidated financial statements. Long-term debt principally consists of obligations which carry floating interest rates that approximate current market rates.

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

Interest costs during the period of development and construction of new theatre properties are capitalized as part of the historical cost of the asset. Interest capitalized during the fiscal years ended February 28 or 29, 2001, 2000 and 1999 was $1,328, $3,323 and $2,422, respectively.

Goodwill and Other Intangible Assets: Goodwill, which represents the excess of the purchase price over the fair values of net assets acquired, is amortized using the straight-line method over its estimated useful life. Prior to the third quarter of fiscal 2001, goodwill was amortized over a 40 year estimated useful life. As a result of the Company's change in outlook as well as the aforementioned industry downturn, the Company re-evaluated the period of amortization and determined that these events and circumstances warranted a revised estimated useful life. Effective September 1, 2000, the Company determined that a more appropriate remaining useful life for unamortized goodwill is 20 years, resulting in increased amortization expense of approximately $4.8 million during the six months ended February 28, 2001, net of the write-off of allocated goodwill. The impact on earnings per share was $0.08 per share. Other intangible assets, including management agreements and tradenames, are amortized over their estimated useful lives which range primarily from 5 to 20 years. Management continuously assesses the recoverability of the net unamortized goodwill and other intangibles by determining whether the amortization of these balances over the remaining life can be recovered through projected future undiscounted income from operations. Amortization expense charged to operations amounted to $18,331, $13,540 and $10,751 for goodwill and $1,484, $1,401 and $1,202 for other intangible assets for the years ended February 28 or 29, 2001, 2000 and 1999, respectively.

Long-Lived Assets: Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", requires the recoverability of the carrying value of long-lived assets to be evaluated when changes occur in historical operating results, future projections and economic and competitive factors, among others. The Company continuously assesses the recoverability of its long-lived assets in accordance with SFAS No. 121, by determining whether the carrying value of these balances over the remaining life can be recovered

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

through undiscounted projected future cash flows primarily on a theatre-by-theatre basis. In making its assessment, the Company also considers the useful lives of its assets, the competitive landscape in which those assets operate, the introduction of new technologies within the industry and decay factors (attendance erosion) in theatre attendance. As previously discussed, the continued industry downturn coupled with the oversupply of theatre screens in many North American markets, as well as the liquidity issues experienced by the Company, resulted in a change in outlook by the Company beginning during the second quarter and continuing through the fourth quarter of the current fiscal year with respect to its theatre portfolio. See Notes 6 and 8 to these Consolidated Financial Statements for further discussion.

Stock Based Compensation: As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has complied with the disclosure requirements of SFAS No. 123 (see Note 17 to these Consolidated Financial Statements).

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

Earnings per Share: SFAS No. 128, "Earnings Per Share", establishes standards for computing and presenting earnings per share ("EPS") which applies to entities with publicly held common stock or potential common stock. The Company calculates EPS in accordance with SFAS No. 128 which states that basic EPS is computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period, and diluted EPS is computed similarly to basic EPS while giving effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, pursuant to SFAS No. 128, the computation of diluted EPS shall not assume conversion or exercise of securities that would have an antidilutive effect on earnings per share. Since including potential common shares in the diluted per share computation always results in an antidilutive per share amount when an entity has a net loss, we have therefore not calculated diluted EPS for each of the three years ended February 28, 2001 as presented in the Consolidated Statement of Operations.

Cumulative Effect of Change in Accounting Principle: Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", regarding the accounting for the Company's Passport and Gift Certificate Program ("certificates"), was effective beginning December 1, 2000, requiring retroactive application to the beginning of the Company's 2001 fiscal year with restatement, if necessary, of all quarters for the current fiscal year. SAB No. 101 impacts the timing of when revenues may be recorded for unredeemed certificates. Prior to the issuance of SAB No. 101, the Company would recognize "breakage revenue" into income immediately upon the sale of certificates for the estimated portion of certificates that would not be redeemed. However, in accordance with SAB No. 101, the Company no longer records breakage revenue upon sale but rather upon the expiration date of certificates or the date the obligation is otherwise fulfilled. As a result, the Company recorded a one-time charge of $7.8 million ($0.13 per share) to reflect adoption of SAB No. 101. This $7.8 million charge is referred to as "Cumulative Effect of Change in Accounting Principle" on the face of the statement of operations. The change in accounting principle has no impact on cash flows or the value of unredeemed certificates held by customers. Additionally, the retroactive application of SAB No. 101 to the Company's fiscal years 1999 and 2000 would not have a significant impact on the Company's revenues.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Reclassifications: Certain fiscal 2000 balances have been reclassified to conform with the fiscal 2001 presentation.

New Accounting Pronouncements: On June 23, 1999, the Financial Accounting Standards Board decided to defer the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity". As a result of this deferral, SFAS No. 133 will be effective for all of the Company's fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that the Company recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The adoption of SFAS No. 133 will not have a significant impact on the Company's operating results or financial position.

NOTE 3 - BANKRUPTCY PROCEEDINGS AND LIABILITIES SUBJECT TO COMPROMISE
---------------------------------------------------------------------

As previously discussed in Note 1 to these consolidated financial statements, the Company has been operating as debtors-in-possession under Chapter 11 in the U.S. and pursuant to the Initial Order of the Superior Court since February 15, 2001. The Company is authorized to operate its business in the ordinary course.

Liabilities Subject to Compromise

As a result of the Chapter 11 filing, all actions to collect the payment of pre-petition indebtedness are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. These claims are reflected in the February 28, 2001 consolidated balance sheet as Liabilities Subject to Compromise. Pre-petition claims secured by the debtor's assets ("secured claims") are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Pre-petition secured claims (primarily representing amounts borrowed under the Senior Revolving Credit Facility) are generally secured by all personal property and certain real property of LCP and its domestic subsidiaries, a pledge of stock of all domestic subsidiaries and LCP's equity interest in and loans to its foreign subsidiaries. Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Bankruptcy Court, the Bankruptcy Court approved LCP's motions to pay certain pre-petition obligations including: (i) payments, on normal terms, to film distributors, (ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses and (iv) adequate protection payments to the lenders of the Senior Revolving Credit Facility. The Company has been and intends to continue to pay undisputed post-petition claims of all vendors, film distributors and other suppliers in the ordinary course of business. In addition, the Company may reject pre-petition executory contracts and unexpired leases with the approval of the Bankruptcy Court with respect to the Company's U.S. operations. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the U.S. and are classified as liabilities subject to compromise. LCP will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 case. No bar date has yet been set by the Bankruptcy Court. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be settled and treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Accordingly, the ultimate amount of such liabilities is presently not determinable.

As a result of the Initial Order of the Superior Court, substantially all actions to enforce or otherwise effect payment of pre-filing obligations of Cineplex Odeon and its subsidiaries are stayed. The rights of secured creditors to enforce against the Company's Canadian assets are also stayed. These claims are reflected in the February 28, 2001 consolidated balance sheet as Liabilities Subject to Compromise. The stay period expires on June 15, 2001 and Cineplex Odeon intends to seek an extension thereof; the granting of an extension is within the discretion of the Superior Court. Although pre-petition claims

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


NOTE 3 - BANKRUPTCY PROCEEDINGS AND LIABILITIES SUBJECT TO COMPROMISE, CONTINUED
--------------------------------------------------------------------------------

are generally stayed, the Initial Order permits (i) payments on normal terms to persons supplying goods and services after the date of the Initial Order, including film suppliers, as well as certain pre-filing claims, (ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses as well as statutory severance pay and (iv) the borrowing of up to $20 million from LCP and the granting of security by the assets of Cineplex Odeon and its subsidiaries to secure such borrowings. Cineplex Odeon has been and intends to continue to pay undisputed post-filing claims of all vendors, film suppliers and other suppliers in the ordinary course of business. In addition, the Initial Order permits the repudiation of unexpired leases of Cineplex Odeon and its subsidiaries. Landlords whose leases have been repudiated will be entitled to file a claim in the CCAA proceedings in respect of such repudiation. The treatment of such claims has yet to be determined and will be set out in a plan of compromise and arrangement to be presented by Cineplex Odeon to the Superior Court and to its affected creditors. A claims process and claims bar date must also be established to determine the claims entitled to vote on a plan as well as to receive distributions thereunder. This will be determined by an order of the Superior Court. Ultimately, any plan of compromise or arrangement must be approved by a vote of a majority in number of creditors of each class of creditors affected by the plan as well as by a vote of holders of two-thirds of the value of the claims of each such class. If such a vote is favorable, the plan must then be sanctioned by the Superior Court.

Valuation methods used in Chapter 11 reorganization cases vary depending on the purpose for which they are prepared and used and are rarely based on generally accepted accounting principles, the basis of which the accompanying financial statements are prepared. Accordingly, the values set forth in the accompanying consolidated financial statements are not likely to be indicative of the values presented to or used by the Bankruptcy Court.

As of February 28, 2001, the Company has liabilities subject to compromise of approximately $471.4 million which include the following:

                                                                  Year ended
                                                               February 28, 2001
                                                               -----------------
8 7/8% Senior Subordinated Notes                                     $300,000
Interest payable - Senior Subordinated Notes                           14,348
Trade payables                                                         31,454
Rent and rent related charges                                          17,702
Lease termination claim liability (see above and Note 4)               94,380
Accrued Expenses/Other                                                 13,506
                                                                     --------
          Total                                                      $471,390
                                                                     ========

All amounts presented above may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

Amounts outstanding under the 8 7/8% Senior Subordinated Notes as of February 15, 2001 are classified as liabilities subject to compromise in the consolidated statement of financial position until a plan of reorganization is approved and implemented. The last required interest payment of $13.3 million due February 1, 2001 was blocked by the lenders under the Senior Revolving Credit Facility. Interest on unsecured claims has not been accrued during the period subsequent to the filing date (February 15, 2001).

The lease termination claim liability is based upon the Company's estimates of the landlords' claims for 69 theatres (451 screens) rejected in the U.S., 32 theatres (180 screens) repudiated in Canada and four theatres terminated in Austria and Poland. In the U.S., the amount accrued by the Company for a landlord's lease claim, with respect to rejected theatres, is limited under the Bankruptcy Code. This limitation provides the Company with a far smaller lease termination liability than would have been incurred if these leases had been terminated without the protection of the Bankruptcy Code. This provision may be subject to future adjustments based on claims filed by the landlords and Bankruptcy Court actions. In Canada, the amount

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


NOTE 3 - BANKRUPTCY PROCEEDINGS AND LIABILITIES SUBJECT TO COMPROMISE, CONTINUED
--------------------------------------------------------------------------------

payable in respect of repudiated leases is established under the plan presented for approval by the affected classes of the creditors and the Superior Court. Although this amount is usually less than would otherwise be payable upon the unilateral termination of a lease, it is not prescribed by statute. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected/repudiated contracts or from additional leases which may be rejected/repudiated in connection with the bankruptcy proceedings. Of the $94.4 million lease termination claim liability noted above, approximately $71.4 million represents reserves previously established which have been reclassified from accrued expenses and other long-term liabilities (which had been previously related to certain above market lease obligations) and $23.0 million represents a charge recorded in the 4th quarter as a component of reorganization costs - see Note 4. The Company is negotiating with certain of its remaining landlords and is continuing to evaluate its remaining leases as part of its reorganization plan process.

NOTE 4 - REORGANIZATION COSTS
-----------------------------

The Company has incurred reorganization related charges of approximately $42.1 million for the fiscal year ended February 28, 2001 which have been reflected in the Reorganization Costs line of the Statement of Operations. Reorganization costs are directly associated with the reorganization proceedings under the Company's Chapter 11 and CCAA filings. Included in such costs are amounts related to (i) landlord claims related to the rejection of 69 theatres in the U.S., 32 theatres repudiated in Canada and four leases terminated in Austria and Poland, (ii) the write-off of deferred financing fees (previously included in "Deferred Charges and Other Assets" in the Consolidated Balance Sheet) and (iii) professional and advisory fees incurred directly related to and subsequent to the bankruptcy filing on February 15, 2001. Reorganization costs for the fiscal year ended February 28, 2001 are as follows:


                                                                       Year ended
                                                                   February 28, 2001
                                                                  ------------------
Lease claim charge                                                     $ 23,005
Professional advisory fees                                                5,064
Write-off of deferred financing fees and original issue discount         11,842
Other expenses directly related to the bankruptcy                         2,235
                                                                       --------
     Total                                                             $ 42,146
                                                                       ========

See Note 3 - Liabilities Subject to Compromise regarding the lease claim charge presented in the table above.

NOTE 5 - RESTRUCTURING CHARGES
------------------------------

The Company has incurred restructuring charges of approximately $12.7 million for the fiscal year ended February 28, 2001 which have been reflected in the Restructuring Charges line of the Statement of Operations. This charge includes $8.8 million for professional and advisory fees associated with our evaluation of a longer-term financial plan (including amendments to our bank debt) and severance related payments (approximately $3.9 million) primarily associated with headcount reductions and other reductions in costs in our U.S. operations during November 2000. As of February 28, 2001, all of these terminated employees have been paid in full all amounts due as a result of this headcount reduction.

Note 6 - LOSS ON SALE/DISPOSAL OF THEATRES and OTHER
----------------------------------------------------

Loss on sale/disposal of theatres and other includes losses on theatres which have been sold or disposed, the write-down of net book value (including allocated goodwill) and other costs associated with theatres targeted for accelerated disposition or lease renegotiation and a charge of approximately $4.6 million related to the impairment of assets related to the Magic Johnson Partnership. The loss on sale/disposal of theatres and other of $245.8 million for the fiscal year ended February 28, 2001 includes a fourth quarter charge of $80.5 million primarily associated with the write-off of net book value relating to 32 locations comprising 246 screens targeted for accelerated disposal or lease renegotiation on a short-term

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


NOTE 6 - LOSS ON SALE/DISPOSAL OF THEATRES AND OTHER, CONTINUED
---------------------------------------------------------------

basis. For the fiscal year ended February 28, 2001, the loss on sale/disposal of theatres includes a charge of $245.8 million (consisting primarily of the write-off of net book value of $207.0 million and allocated goodwill of $58.5 million partially offset by net proceeds from asset sales), including the aforementioned fourth quarter charge, for a plan to accelerate the disposal of approximately 189 theatres comprising 1,160 screens in the U.S., Canada and internationally. These accelerated disposal plans were as a result of the continued decline in attendance levels experienced at these theatres which was exacerbated by the "sub-par" industry-wide summer and fall box office levels. These 189 theatres targeted for disposal generated $215.4 million in revenues and negative operating cash flow of $22.2 million for the fiscal year ended February 28, 2001. During the fiscal year ended February 28, 2001, the Company actually disposed of 107 of these theatre locations comprising 587 screens with the remainder targeted for disposal/renegotiation in Fiscal 2002.

The aforementioned loss on sale/disposal of theatres, which also includes the write-off of certain costs associated with discontinued theatre projects, has been included in the Loss on Sale/Disposal of Theatres and Other line of the Statement of Operations.

NOTE 7 - ACCOUNTS RECEIVABLE
----------------------------

As of February 28, 2001, accounts receivable of $11.5 million consists of trade receivables of $6.3 million and other receivables of $5.2 million. As of February 29, 2000, accounts receivable of $17.3 million consists of trade receivables of $9.9 million, receivables related to construction advances of $4.0 million and other receivables of $3.4 million.

NOTE 8 - PROPERTY, EQUIPMENT AND LEASEHOLDS
-------------------------------------------

Property, equipment and leaseholds consists of:

                                                                                               FEBRUARY 28 or 29,
                                                                                                 2001                 2000
                                                                                        -------------       --------------
Land                                                                                    $      61,562       $       85,274
Buildings                                                                                     486,235              474,386
Equipment                                                                                     299,371              301,010
Leasehold Improvements                                                                        187,980              204,496
Theatre Lease Rights                                                                          358,690              449,254
Construction in Progress                                                                       58,534               73,148
                                                                                        -------------       --------------
          TOTAL PROPERTY, EQUIPMENT AND  LEASEHOLDS                                         1,452,372            1,587,568
Less: Accumulated Depreciation and Amortization                                               383,449              369,234
                                                                                        -------------       --------------
                                                                                        $   1,068,923       $    1,218,334
                                                                                        =============       ==============

The cost of property and equipment under capital leases amounted to $40.3 million and $59.5 million, with accumulated depreciation of $9.9 million and $10.1 million as of February 28, 2001 and February 29, 2000, respectively. Depreciation expense of property and equipment under capital leases is included in depreciation and amortization expense in the Consolidated Statement of Operations.

The Company continues to review the assets and related intangibles of its motion picture theatres for impairment in accordance with the provisions of SFAS No.
121. As a result of this process, the Company has recognized a provision for asset impairment for theatres we continue to operate of $7.5 million, $5.5 million and $4.8 million for the years ended February 28, 2001, February 29, 2000, and February 28, 1999, respectively, which is included in depreciation and amortization expense in the Consolidated Statement of Operations.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (all dollar amount in thousands of U.S. dollars, except as otherwise noted)


NOTE 9 - LONG-TERM INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
---------------------------------------------------------------

The Company's long-term investments consist primarily of a 50% interest in LST which operated 10 theatres with 156 screens, MJT which operated 5 theatres with 60 screens, and Yelmo which operated 18 theatres with 161 screens at February 28, 2001. The Company accounts for these investments following the equity method of accounting.

The Company's carrying value of its investment in LST was approximately $13.0 million and $13.5 million, its investment in MJT was approximately $17.3 million and $19.1 million, and its investment in Yelmo was $57.5 million and $43.3 million, at February 28, 2001 and February 29, 2000, respectively. The investments were in the form of equity, interest bearing notes and working capital advances.

The Company's equity share of (losses)/earnings in LST, MJT and Yelmo, in the aggregate, for the fiscal years ended February 28 or 29, 2001, 2000 and 1999 was approximately ($2.3) million, $1.5 million and $2.7 million, respectively. In addition, the Company recorded a charge of approximately $4.6 million related to the write down of certain assets related to MJT which are reflected in the Loss on Sale/Disposal of Theatres and Other line in the Statement of Operations. The following table presents condensed financial information for the LST, MJT and Yelmo partnerships on a combined basis:

                                                         YEAR ENDED FEBRUARY 28 or 29,
                                                       2001             2000          1999
                                                -----------       ----------    ----------
Box Office                                      $    85,632       $   81,531    $   68,410
Concessions/Other                                    40,844           37,209        30,606
                                                -----------       ----------    ----------
Total Revenues                                      126,476          118,740        99,016
Total Operating Costs                               100,700           91,319        78,289
General and Administrative Costs                      4,497            4,789         3,651
Loss on Sale/Disposal of Theatres and Other           7,239                -             -
                                                -----------       ----------    ----------
                                                     14,040           22,632        17,076
Depreciation and Amortization                        15,947           10,351         6,905
                                                -----------       ----------    ----------
(Loss)/Income from Operations                   $    (1,907)      $   12,281    $   10,171
                                                ===========       ==========    ==========
Net (Loss)/Income                               $   (11,079)      $    2,954    $    5,370
                                                ===========       ==========    ==========

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
-----------------------------------------------

Accounts payable and accrued expenses consist of:

                                                                     FEBRUARY 28 OR 29,
                                                                        2001          2000
                                                                  ----------    ----------
Accounts payable -- trade                                         $   41,942    $   96,783
Accrued occupancy                                                      6,583        19,452
Other accrued expenses                                                39,534        84,842
                                                                  ----------    ----------
                                                                  $   88,059    $  201,077
                                                                  ==========    ==========

At February 28, 2001 and February 29, 2000, other accrued expenses include $4.0 million and $21.5 million, respectively, of contractual obligations and other liabilities related to the Combination. Additionally, approximately $44.0 million and $104.5 million of contractual obligations related to the Combination are included in Other Long-term Liabilities at February 28 or 29, 2001 and 2000, respectively. These contractual obligations relate to unfavorable above market lease obligations or contractual buyouts for certain theatres identified in the Cineplex Odeon circuit at the time of the acquisition and were included in the acquisition cost of the Combination. Also see Note 3 to these consolidated financial statements as certain liabilities in the current year have been reclassified to liabilities subject to compromise as a result of the bankruptcy proceedings.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (all dollar amount in thousands of U.S. dollars, except as otherwise noted)


NOTE 11 - LONG-TERM DEBT AND OTHER OBLIGATIONS
----------------------------------------------

Due to the Company's failure to comply with certain financial covenants and the commencement of the Chapter 11 and CCAA cases, the Company is in default on substantially all of its pre-petition debt obligations. Except as otherwise may be determined by the Bankruptcy Court or the Superior Court, the stay protection afforded by the Chapter 11 and CCAA cases prevents any action from being taken with regard to any of the defaults under the pre-petition debt obligations. Certain of these obligations are classified as Liabilities Subject to Compromise at February 28, 2001. See Note 3 to these consolidated financial statements for additional information. No interest has been paid or accrued on indebtedness subsequent to the petition date and no principal payments have been made since the petition date. In accordance with the final order approving the DIP Facility, the Company is authorized to make adequate protection payments on a monthly basis in an amount equal to the base rate of interest plus 150 basis points on the pre-petition bank debt outstanding under the Senior Revolving Credit Facility. Long-term debt and other obligations consist of:

                                                                                         FEBRUARY 28 OR 29,
                                                                                           2001              2000
                                                                                ---------------    --------------
Senior Revolving Credit Facility due 2003 - average interest rate of 9.2%
   and 7.48% at February 28, 2001 and February 29, 2000, respectively           $       733,844    $      530,000
Senior Subordinated Notes with interest at 8.875% due 2008, net of
   original issue discount                                                                    -           297,940
Mortgages payable - non-recourse, payable from 1998 through 2008                              -                 -
   Interest rates from 8.5% to 11.5%                                                     10,746            12,498
                                                                                ---------------    --------------
                                                                                        744,590           840,438
Less: Current maturities                                                                738,197             1,409
                                                                                ---------------    --------------
                                                                                $         6,393    $      839,029
                                                                                ===============    ==============

Annual maturities of obligations under long-term debt for the next five fiscal years and thereafter are set forth as follows:

YEAR ENDING FEBRUARY 28 or 29,      DEBT
------------------------------      ----
         2002                     $738,197
         2003                          250
         2004                          213
         2005                          236
         2006                          261
         Thereafter                  5,433
                                  --------
                                  $744,590
                                  ========

In connection with the Company's Chapter 11 and CCAA filings, on February 15, 2001, the Company entered into the DIP Facility with Bankers Trust Company, as Administrative Agent. The DIP Facility was approved by the Bankruptcy Court on April 4, 2001. The DIP Facility, which expires on the earlier of January 31, 2002 or upon the occurrence of certain other events, including the effectiveness of a plan of reorganization, is designed to provide the Company with liquidity to operate in the ordinary course and meet certain of its funding commitments for completion of certain theatre complexes now under construction in North America. The debtor-in-possession commitment that LCP received from Bankers Trust is for approximately $146 million, $60 million of which consists of a revolving credit line with the remaining $86 million being used to repay post-default advances (i.e., subsequent to August 31, 2000) made under the Senior Revolving Credit Facility, which were secured with mortgages on eleven of the Company's existing theatre properties, and to provide for outstanding letters of credit. Loans under the DIP Facility bear interest at the bank's base rate plus 1.5% or LIBOR plus 3.25%. The terms of the DIP Facility contain certain restrictive covenants which include: limitations on the incurrence of additional guarantees, liens and indebtedness, limitations on the sale of assets, and the funding of capital expenditures. The DIP Facility also requires that the Company meet certain minimum consolidated cumulative earnings before interest, taxes, depreciation/amortization and other expenses as defined. For the months ended February 28, 2001 and March 31, 2001, the Company was in compliance with all financial covenant requirements reflected in the DIP Facility.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (all dollar amount in thousands of U.S. dollars, except as otherwise noted)


NOTE 11 - LONG-TERM DEBT AND OTHER OBLIGATIONS, CONTINUED
---------------------------------------------------------

The $60 million revolving credit facility included in the DIP Facility will be used to finance the Company's operations in the normal course of business during the restructuring process (including the required adequate protection payments and funding the operating requirements and certain capital projects of Cineplex Odeon Canada- up to a maximum of $20 million) and the completion of certain "designated" construction projects, currently under construction, which were committed to prior to the petition date. The terms of the DIP Facility also require the Company to make adequate protection payments on a monthly basis on the pre-default amounts borrowed under the Senior Revolving Credit Faciliity (approximately $655 million). The amount of the monthly adequate protection payments is based on the base rate of interest plus 150 basis points. The loan to Cineplex Odeon of up to $20 million was approved by the Superior Court on February 15, 2001. This loan has been secured by the assets of Cineplex Odeon and its subsidiaries with the security being held by Deutsche Bank (Canada) as agent. The loan and the security therefor have been pledged to the lenders under the DIP Facility. As of February 28, 2001, no amounts had been drawn against the DIP Facility. As of May 18, 2001, $4.0 million has been drawn against the DIP Facility. The Company's availability under the DIP Facility amounts to $56 million as of May 18, 2001.

On August 5, 1998, the Company issued $300 million of 8 7/8% Senior Subordinated Notes due 2008. On February 1, 2001, the required interest payment of $13.3 million due on the Company's Notes was blocked by the lenders under the Senior Revolving Credit Facility. In accordance with the Indenture, the Company had thirty days to cure the default before such payment default became an event of default which would permit the requisite holders to accelerate payment of the outstanding principal amount of and accrued interest on these notes. These notes automatically accelerated as a result of the Chapter 11 filing. The Company does not at this time have access to capital to be able to repay these notes or interest in cash. The payments on the 8 7/8% Senior Subordinated Notes, including interest, have been stayed and have been reclassified as Liabilities Subject to Compromise in the February 28, 2001 consolidated balance sheet.

On August 18, 1998, the Company entered into interest rate swap agreements, with an aggregate notional amount of $250 million, for a period of four years to hedge a portion of the Senior Revolving Credit Facility variable interest rate risk. On May 26, 2000, the Company monetized the value of these contracts and sold these swaps for $8.65 million. The Company believes that it maximized the value of these contracts as a result of this sale. As the Company had accounted for these swaps as interest rate hedges, the gain realized from the sale has been deferred and will be realized pending the reorganization of the debt.

NOTE 12 - LEASES
----------------

The Company conducts a significant part of its operations in leased premises. Leases generally provide for minimum rentals plus percentage rentals based upon sales volume, and may include escalation clauses, guarantees and certain other restrictions, and also require the tenant to pay a portion of real estate taxes and other property operating expenses. Lease terms generally range from 20 to 40 years and contain various renewal options, generally in intervals of 5 to 10 years.

Future minimum rental commitments at February 28, 2001 under the above mentioned operating and capital leases, having an initial or remaining non-cancelable lease term of one or more years are set forth as follows:

                                                        OPERATING        CAPITAL
YEAR ENDING FEBRUARY 28 or 29,                             LEASES         LEASES
------------------------------                       ------------    -----------
      2002                                           $    105,148    $     4,377
      2003                                                104,281          4,316
      2004                                                101,992          4,374
      2005                                                102,161          4,299
      2006                                                102,432          4,244
      Thereafter                                        1,133,832         43,306
                                                     ------------    -----------

      Total Minimum Rentals                          $  1,649,846         64,916
                                                     ============
     Less Amount Representing Interest                                    29,529
                                                                     -----------

     Present Value of Net Minimum Rentals                            $    35,387
                                                                     ===========

The future minimum rental commitments at February 28, 2001 for the next five fiscal years and thereafter, as set forth in the table above, exclude rental commitments for those leases which have been rejected/repudiated as a result of the Chapter 11 and CCAA filings.

Minimum rental expense related to operating leases was $115,050, $102,888 and $74,610 for the years ended February 28 or 29, 2001, 2000 and 1999, respectively. Percentage rental expense for those same periods was $4,936, $7,521 and $7,265, respectively.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (all dollar amount in thousands of U.S. dollars, except as otherwise noted)


NOTE 13 - EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS
---------------------------------------------------

Profit Sharing and Savings Plan

The Company has a defined contribution Profit Sharing and Savings Plan ("Savings Plan") for substantially all eligible salaried employees in the United States and Canada under which the Company contributes by matching 50% of the employee contribution up to a maximum of 6% of the statutory limit of eligible compensation. A participant may elect to contribute up to an additional 10% of eligible compensation (subject to the statutory limit), however this amount is not eligible for matching contributions by the Company. The Savings Plan also provides for special profit sharing contributions, the annual amount of which is determined at the discretion of the Company. The expense recorded by the Company related to contributions to the Savings Plan aggregated $2,613, $2,377 and $1,922 for the years ended February 28 or 29, 2001, 2000, and 1999, respectively.

Employee Health and Welfare and Other Post-retirement Benefits

The Company provides health and welfare benefits and post-retirement benefits to eligible executives and employees in the United States and Canada. The Company has accrued post-retirement benefits of $3,535 and $3,640 at February 28, 2001 and February 29, 2000, respectively, and recognized an annual cost of $49, nil and $162 for the years ended February 28 or 29, 2001, 2000, and 1999, respectively. The cost and accrued benefit obligations are calculated using a discount rate of 7.5% and 8% for the years ended February 28, 2001 and February 29, 2000, respectively, and a health care trend rate of 8% for fiscal year 2001 (with this rate assumed to gradually decrease to 5% for fiscal 2004 and thereafter).

Pension Plans

As a result of the Combination, the Company acquired the U.S. and Canadian pension plans previously administered by Cineplex Odeon.

Cineplex Odeon had a defined benefit pension plan covering all full-time employees in the United States which provides benefits based on years of service and the employees' compensation for certain periods during the last years of employment. During fiscal year 1999, the Company decided to freeze benefits under this plan and convert the plan to a cash balance plan. This plan was restructured as of January 1, 1999 and all eligible employees previously covered under the plan became eligible to participate in the Company's Savings Plan. The fair value of the pension plan assets acquired and the projected benefit obligations assumed as a result of the Combination were $6,679 and $12,779, respectively. As of February 28 or 29, 2001 and 2000, and February 28, 1999 the pension fund assets were $8,052 and $7,256, respectively, the projected benefits obligations were $11,125 and $11,137, respectively, and the Company had accrued pension costs of $3,205 and $4,661, respectively, associated with this plan. Additionally, the Company has recognized an annual cost of $368, $402 and nil for the year ended February 28, 2001, February 29, 2000 and February 28, 1999, respectively. The cost and accrued benefit obligations associated with the pension plan were calculated utilizing a discount rate of 7.5% and 8% for the years ended February 28, 2001 and February 29, 2000, respectively, and a long-term rate of return of 8.5% for fiscal years 2001 and 2000.

The Company has a pension plan covering substantially all full-time Canadian employees. Prior to January 1, 1993 this plan was a defined benefit plan, and effective on that date it was converted to a defined contribution plan. At the date of conversion, benefits under the defined benefit plan were frozen. The actuarial estimate for the plan covering Canadian employees indicate a surplus of pension fund assets over accrued benefits of approximately $918 and $1,538 as of February 28, 2001 and February 29, 2000, respectively. The cost and accrued benefit obligations associated with the pension plan were calculated utilizing a discount rate of 6.5% and 7% and a long-term rate of return of 7% for fiscal years 2001 and 2000.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (all dollar amount in thousands of U.S. dollars, except as otherwise noted)


NOTE 13 - EMPLOYEE AND POSTRETIREMENT BENEFIT PLANS, CONTINUED
--------------------------------------------------------------

Other Plans

Various employees are covered by union sponsored pension plans. The contributions are determined in accordance with provisions of negotiated labor contracts. Under these agreements, benefit expenses aggregated $1,590, $1,790 and $1,731 for the years ended February 28 or 29, 2001, 2000 and 1999, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS
------------------------------------

The Company has exhibited films distributed by SPE in the past, and expects to continue to do so in the future. Payments are based on negotiated and/or contracted rates established on terms that management believes are on an arm's-length basis. At February 28, 2001 and February 29, 2000, the Company owed SPE and affiliates $10,866 and $6,186, respectively, under film licensing agreements. The Company has recognized film rental expenses relating to the exhibition of films distributed by SPE in the amount of $41,015, $38,449 and $33,799, for the years ended February 28 or 29, 2001, 2000 and 1999, respectively. Additionally, the Company leases a theatre property from an affiliate of SCA. Total occupancy related payments during fiscal years 2001 and 2000 were $4,685 and $1,967, respectively.

The Company has exhibited films distributed by Universal in the past, and expects to continue to do so in the future. Payments are based on negotiated and/or contracted rates established on terms that management believes are on an arm's-length basis. At February 28, 2001 and February 29, 2000, the Company owed Universal $1,014 and $5,221, respectively, under film licensing agreements. The Company has recognized film rental expenses relating to the exhibition of films distributed by Universal in the amount of $48,172 and $51,266 for the years ended February 28 or 29, 2001 and 2000, respectively.

At February 28, 1998, the Company had debt due to SCA affiliates totaling $296.3 million. This amount was comprised of a promissory note and working capital advances. The debt due to SCA affiliates carried interest at an intercompany interest rate determined by SCA (5.9% at February 28, 1998) and was due October 31, 1998. This amount was repaid in conjunction with the closing of the Combination on May 14, 1998. Interest expense incurred on the "Debt due to SCA Affiliates" was $6,942 for the year ended February 28, 1999.

In addition to the above related party transactions, SCA and LCP provided certain services to one another, primarily relating to activities prior to the Combination. SCA affiliates provided certain services relating to the following activities: Insurance and risk management services, including excess liability, workman's compensation and officers and directors coverage among others, benefits administration and payroll processing, and tax processing services. LCP provided certain services to SCA affiliates relating to the following activities: Finance, Administrative and MIS support. The net amount charged to the Company for these services amounted to $25, $143 and $610 for the years ended February 28 or 29, 2001, 2000 and 1999, respectively. For the years ended February 28 or 29, 2001, 2000 and 1999, the Company was also charged by a SCA affiliate for certain administrative related services in the amounts of nil, nil and $115, respectively. The Company believes the costs of the above mentioned services are commensurate with that which would be charged by third parties for similar services.

The Company has entered into several transactions with affiliates of Millennium Development, an affiliate of MDP Ventures II LLC, and negotiations are ongoing with respect to other transactions. The Company leases real property in New York from an affiliate of Millennium. Total occupancy related payments to Millennium during fiscal year 2001 were approximately $5.3 million. In December 2000, the Company entered into an agreement with an affiliate of Millennium to restructure a lease entered into by one of its subsidiaries concerning a property in Boston, Massachusetts. Under the terms of the revised agreement, aggregate base lease payments will be approximately $3.8 million per year with percentage rent payments based on the performance of the theatre. Payments under this lease are expected to commence in fiscal year 2002. The Company's Star Theatres partnership and an affiliate of Millennium each hold a 50% interest in Star Southfield Center, LLC, which leases real property in Michigan to Star Theatres. Total rental related payments to Star Southfield Center, LLC under this lease for fiscal year 2001 were approximately $2.8 million.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (all dollar amount in thousands of U.S. dollars, except as otherwise noted)


NOTE 15 - INCOME TAXES
----------------------

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". This statement applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recognized in the consolidated financial statements and tax returns.

For periods prior to the closing of the Combination, the Company filed a consolidated tax return with SCA for federal income tax purposes and combined tax returns with SCA in certain state and local jurisdictions. However, for financial reporting purposes, the Company calculated federal, state and local income taxes as if it filed its returns on a stand-alone basis. For all periods after the closing of the Combination, the Company files a consolidated tax return for federal income tax purposes, and appropriate state and local tax returns, independent of SCA.

The provision for income taxes consists of the following:

                                            FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,
                                                    2001           2000           1999
                                           -------------   ------------   ------------
Current tax expense/(benefit)
   U.S. Federal                            $           -   $          -   $          -
   State and Local                                 2,000            593         (1,321)
     Foreign                                       1,598          1,069            618
                                           -------------   ------------   ------------
       Total Current                               3,598          1,662           (703)
Deferred tax expense/(benefit)
   U.S. Federal                                        -              -          1,929
   State and Local                                     -              -            961
                                           -------------   ------------   ------------
       Total tax provision                 $       3,598   $      1,662   $      2,187
                                           =============   ============  =============

Reconciliation of the provision for income taxes to the statutory federal income tax rate follows:

                                                               FEBRUARY 28,           FEBRUARY 29,             FEBRUARY 28,
                                                                   2001        %          2000        %            1999       %
                                                           ---------------------    -------------------   ---------------------
(Benefit)/provision on pre-tax (loss)/income before
   cumulative effect of change in accounting
   principle at statutory federal income tax rate          $   (148,683)   (35.0)   $  (17,405)   (35.0)  $      (1,293)  (35.0)
(Benefit)/provision for state and local taxes (net of
   federal income tax benefit)                                    1,300      0.3           385      0.8            (234)   (6.3)
Change in valuation allowance                                   143,373     33.8        13,205     26.6          (1,000)  (27.1)
Impact of foreign operations (primarily minimum/capital
   taxes)                                                         1,598      0.4         1,069      2.1             618    16.7
Other non-deductible expenses (primarily amortization
   of goodwill and other intangible assets)                       6,010      1.4         4,408      8.9           4,096   110.9
                                                          -------------  -------    ----------  -------   -------------  ------
                                                          $       3,598      0.9    $    1,662      3.4   $       2,187    59.2
                                                          =============  =======    ==========  =======   =============  ======

Significant components of the deferred tax assets and liabilities follow:

                                                   FEBRUARY 28, FEBRUARY 29,
                                                           2001         2000
                                                   ------------ ------------
Net deferred tax assets:
Net operating loss carryforwards                   $    293,344 $    211,860
Loss on sale/disposals of theatres and other             96,594       15,110
Contractual obligations                                  42,161       47,119
Book/tax fixed asset basis differences                   22,757       25,588
Other                                                    19,111       15,150
                                                   ------------ ------------
                                                        473,967      314,827
Less: Valuation allowance                              (457,817)    (296,854)
                                                    -------------------------
Total net deferred tax assets                            16,150       17,973

Net deferred tax liabilities:
Depreciation and Amortization                            16,150       17,973
                                                   ------------ ------------
Total net deferred tax liabilities                       16,150       17,973
                                                   ------------ ------------

        Net Deferred Tax Liability                 $          - $          -
                                                   ============ ============

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollars amounts in thousands of U.S. dollars, except as otherwise noted)

NOTE 15 - INCOME TAXES, CONTINUED
---------------------------------

The valuation allowance of $457.8 million as of February 28, 2001 represents a provision for the uncertainty as to the realization of deferred tax assets, including temporary differences associated with the loss on sale and disposals of theatres, certain contractual obligations and net operating loss ("NOL") carryforwards. The Company has concluded that based upon expected future results, it cannot be reasonably assured that the deferred tax asset balance will be realized. During the current year, the valuation allowance for deferred tax assets increased by approximately $161.0 million. This increase was due to the generation of NOLs, relating to a book taxable loss and additional temporary differences, primarily relating to the loss on sale and disposals of theatres.

For tax purposes, NOLs of approximately $683.3 million, expiring between the years 2002 and 2020, are available to offset future taxable income. A portion of the U.S. NOL carryforwards, in the amount of $253.6 million, is subject to certain limitations and restrictions under the Internal Revenue Code of 1986, as amended. Although the Company continues to realize net operating losses ("NOLs") for income tax purposes, it continues to be subject to levels of minimum state and local income and capital taxes in North America, which are not offset by NOLs. Additionally, all of the goodwill arising from the Combination will be non-deductible in determining future income tax expense in the United States. However, the Company believes that its NOLs will substantially offset any additional tax calculated on the add-back of goodwill amortization.

As a result of any plan of reorganization, the net operating loss carryforward may be reduced, and possibly eliminated, due to any potential extinguishment of debt. In addition, any remaining net operating losses may be limited due to any potential change in ownership.

No provisions have been made for foreign withholding taxes or United States income taxes associated with the cumulative undistributed earnings of foreign subsidiaries as of February 28, 2001, as these earnings are expected to be reinvested in working capital and other business needs indefinitely. A determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable. Moreover, any additional taxes payable on these earnings if remitted, would be substantially offset by U.S. tax credits for foreign taxes already paid.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollars amounts in thousands of U.S. dollars, except as otherwise noted)

NOTE 16 - SEGMENT AND GEOGRAPHIC DATA
-------------------------------------

The Company is engaged in one line of business, motion picture exhibition. The following table presents summarized financial information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas.

                                                                 UNITED                            INT.'L/
                                                                 STATES           CANADA             OTHER     CONSOLIDATED
                                                          -------------    -------------     -------------     ------------
February 28, 2001

   Box office revenue                                     $     516,772    $     110,030     $       2,049    $     628,851
   Concessions                                            $     194,741    $      45,665     $         628    $     241,034
   Total operating revenue                                $     734,223    $     165,395     $       3,898    $     903,516
   Loss from operations                                   $    (169,191)   $    (102,547)    $     (12,322)   $    (284,060)
   Total assets                                           $   1,314,851    $     295,461     $      67,274    $   1,677,586
   Capital expenditures                                   $     108,977    $      41,706     $         176    $     150,859
   Depreciation and amortization expense                  $     100,198    $      24,390     $         945    $     125,533

February 29, 2000

   Box office revenue                                     $     525,698    $     119,847     $       2,229    $     647,774
   Concessions                                            $     191,749    $      51,088     $         674    $     243,511
   Total operating revenue                                $     744,773    $     180,272     $       5,378    $     930,423
   Income/(loss) from operations                          $      28,140    $        (834)    $      (4,306)   $      23,000
   Total assets                                           $   1,487,981    $     362,998     $      56,410    $   1,907,389
   Capital expenditures                                   $     149,158    $      28,778     $       7,414    $     185,350
   Depreciation and amortization expense                  $      91,861    $      20,586     $         600    $     113,047

February 28, 1999

   Box office revenue                                     $     489,980    $      95,895     $       1,203    $     587,078
   Concessions                                            $     186,336    $      41,586     $         410    $     228,332
   Total operating revenue                                $     703,532    $     145,148     $       2,480    $     851,160
   Income/(loss) from operations                          $      45,817    $       9,512     $      (1,806)   $      53,523
   Total assets                                           $   1,444,547    $     339,773     $      21,881    $   1,806,201
   Capital expenditures                                   $     113,978    $      33,220     $           -    $     147,198
   Depreciation and amortization expense                  $      79,744    $      10,851     $         125    $      90,720

No single customer accounts for more than 10% of total revenues for each of the three years ended February 28, 2001.

NOTE 17 - STOCK OPTION PLANS
----------------------------

During fiscal 1998, the Company created the 1997 Stock Incentive Plan (the "Plan") providing for the granting of options to employees, officers, directors, consultants, and advisors of the Company or an affiliate. The Plan is administered by a committee of the Board of Directors (the "Committee"). The Plan provides for the grants or awards of incentive and non-qualified stock options, stock appreciation and dividend equivalent rights, restricted stock, performance units and performance shares. During December 1997, the Company granted non-qualified stock options to certain key employees. During April 1999, the Company granted 1,991,472 additional non-qualified stock options to 900 of its employees. Additionally, during April 2000, the Committee approved a grant of 340,000 non-qualified stock options to the Company's employees. Under the Plan, the Company has a total of 5,862,265 shares available for the grant of awards. As of February 28, 2001, an aggregate of 5,143,361 shares were outstanding with 718,904 available for future grant. These options granted, in addition to the options available for future grant, could potentially dilute future earnings per share. Except in the case of 500,000 options granted, which vested immediately, the options generally vest and become exercisable ratably over a five year period, commencing on the first anniversary of the closing date of the Combination, but in any event, will be fully vested and exercisable as of the fifth anniversary of the date of grant. The options generally expire ten years after grant.

Cineplex Odeon had a stock option plan in place prior to the Combination. Following the Combination, the Cineplex Odeon options were converted to 1.2 million options in LCP shares at an exchange ratio of 10 for 1 and the historical option

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollars amounts in thousands of U.S. dollars, except as otherwise noted)

NOTE 17 - STOCK OPTION PLANS, CONTINUED
---------------------------------------

prices were converted by a factor of 10 times. The Cineplex Odeon options denominated in Canadian dollars have been converted utilizing the exchange rate in effect on the date of conversion. The conversion costs relating to the Cineplex Odeon options were not material.

The following table summarizes information about the stock options outstanding at February 28, 2001 and February 29, 2000 (per share amounts are in whole dollars):

                                                                     2001                                2000
                                                                     ----                                ----
                                                        Number of      Weighted Average      Number of   Weighted Average
                                                         Shares         Exercise Price        Shares      Exercise Price
                                                         ------         --------------        ------      --------------
   Shares under option:
     Outstanding at beginning of year                    5,152,560         $  12.381          3,336,553      $ 13.059
     Granted                                               340,000         $   3.625          1,991,472      $ 11.140
     Exercised                                                  --         $      --                 --      $     --
     Forfeited/Expired                                    (349,199)        $  10.836           (175,465)     $ 11.201
                                                       -----------------------------        -------------------------
   Outstanding at end of year                            5,143,361         $  11.907          5,152,560      $ 12.381
   Options exercisable at year-end                       2,686,910         $  12.525          2,033,511      $ 12.994
   Weighted average fair value of
     options granted/converted                                             $    1.47                         $   4.35

The Company applies APB No. 25 and related interpretations in accounting for the Plan. For purposes of the disclosure below, compensation costs for the Plan have been determined based upon the fair value at the date of grant for awards under the Plan, consistent with the methodology under SFAS No. 123, utilizing the Black-Scholes option pricing model based on the following assumptions:

                                                                                2001             2000
                                                                                ----             ----
                  Expected life (years)                                             5                5
                  Expected volatility                                           38.97%           34.27%
                  Expected dividend yield                                          --               --
                  Risk free interest rate                                        6.41%            5.13%

The Company's net loss and loss per share for the years ended February 28, 2001, February 29, 2000 and February 28, 1999 are presented in the pro forma amounts indicated below:

                                                                                2001             2000           1999
                                                                                ----             ----           ----
                  Net loss                           As reported            ($436,246)         ($51,390)      ($5,880)
                                                                            ==========         =========      ========
                                                     Pro forma              ($438,097)         ($53,102)      ($7,323)
                                                                            ==========         =========      ========

                  Loss per share-basic               As reported               ($7.44)           ($0.88)       ($0.12)
                                                                            ==========         =========      ========
                                                     Pro forma                 ($7.47)           ($0.91)       ($0.15)
                                                                            ==========         =========      ========

                  Loss per share-diluted             As reported               ($7.44)           ($0.88)       ($0.12)
                                                                            ==========         =========      ========
                                                     Pro forma                 ($7.47)           ($0.91)       ($0.15)
                                                                            ==========         =========      ========

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollars amounts in thousands of U.S. dollars, except as otherwise noted)

NOTE 18 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Commitments
The Company has entered into commitments for the completion of construction of 7 theatre properties (comprising 117 screens) aggregating approximately $60.4 million anticipated to be funded over the next year. The Company has also guaranteed an additional $99.4 million related to obligations under lease agreements entered into by MJT.

Metreon Arbitration
In May 1997, the Company entered into a 21 year lease with Metreon, Inc. ("Metreon") an affiliate of Sony Corporation of America, to operate a multiplex theatre in an entertainment/retail complex developed by Metreon in San Francisco. Since that theatre opened in June 1999, the Company has had a dispute with Metreon with respect to construction costs (amount of dispute is approximately $5 million) that may be the Company's responsibility under the lease. Also, the Company is in dispute with regard to the nature of the costs that Metreon is seeking to include as operating expenses under the lease, and the proper allocation of operating expenses to this theatre, based on the Company's proportionate share of the complex. To date, the Company has been unable to resolve these issues through negotiation with Metreon. The estimated difference in operating expenses allocable to this theatre, taking into account differences over both the nature of the allocable costs and determination of the Company's proportionate share of the complex, is approximately $3 - $4 million per annum for the duration of the lease. Pursuant to the terms of the lease, the Company is to contribute to the operating expenses of the complex in an amount equal to its proportionate share of the total floor area of the complex. Metreon has asserted that the Company's proportionate share of the complex is approximately 49%, while the Company asserts that its proportionate share is approximately 32%. On September 19, 2000, as permitted by the lease, Metreon filed a demand for arbitration with the American Arbitration Association seeking a declaration of the proportionate share of the complex floor area occupied by this theatre. The Company believes that it has meritorious defenses to all of Metreon's claims against the Company under the lease and intends to vigorously assert its position regarding its proportionate share of the complex. This arbitration is stayed as a result of the filing of the Chapter 11 petition.

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

Environmental Litigation
Two of the Company's leased drive-in theatres, both in the State of Illinois, are located on properties on which certain third parties disposed of, or may have disposed of, substantial quantities of construction debris, auto shredder residue and other debris. Such material may contain hazardous substances. One of these leases terminated in the ordinary course prior to the Debtors filing their Chapter 11 cases. Pursuant to an order of the Bankruptcy Court, the other lease was rejected in accordance with the Bankruptcy Code. Termination or rejection of these leases, however, may not terminate all of the Debtors' liability in connection with the disposal of debris on these properties. In addition, the rejected lease property is the subject of an action, filed in August 1998 in the circuit court of Cook County, Illinois by the Illinois Attorney General's office seeking civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and ground water testing and remediation, if necessary. This action may be stayed, in whole or in part, as the result of the commencement of the Debtors's Chapter 11 cases. The Company's range of probable liability with respect to this action cannot be reasonably estimated at this time due to several unknown factors, including the scope of contamination at the theatre property, the likelihood of any particular remedial action being required, the allocation of liability, if any, to other responsible parties, and the ability of such parties to satisfy their share of such liability, and the ability of the Debtors to discharge certain claims and liabilities in connection with this action under applicable Bankruptcy law. If necessary, the Company intends to vigorously defend against this action and will continue to evaluate future information and developments with respect to conditions at this property and will periodically reassess any liability

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (all dollars amounts in thousands of U.S. dollars, except as otherwise noted)

NOTE 18 - COMMITMENTS AND CONTINGENCIES, CONTINUED
--------------------------------------------------

accordingly. Based on the foregoing, there can be no assurance that the Company's liability, if any, in connection with this action will not be material.

Competition Bureau Proceedings
The Canadian Competition Bureau (the "Bureau") recently obtained a Federal Court Order requiring a number of exhibitors and distributors, including the Company's subsidiaries (Cineplex Odeon Corporation and Cineplex Odeon (Quebec) Inc.), to produce significant business information by April 27, 2001. This Order is in connection with an inquiry by the Bureau relating to certain practices of motion picture exhibitors, including Cineplex Odeon Corporation, and motion picture distributors. On April 27, 2001, Cineplex Odeon complied with the order and provided the required business information to the Competition Bureau. The Company intends to vigorously oppose any allegation of anti-competitive conduct on its part.

Six West Retail Acquisition, Inc.
On July 24, 1997, Six West Retail Acquisition, Inc., a real estate development company, initiated a lawsuit against us and some of our affiliates in the U.S. District Court for the Southern District of New York, seeking injunctive relief and unspecified monetary damages. Six West alleges that we have violated federal antitrust laws by engaging in block booking agreements and monopolizing the motion picture exhibition market in New York City. Six West owns or leases the Paris and New York Twin theatres in Manhattan. The Paris theatre was managed by one of our subsidiaries under an oral management agreement that has been terminated. The New York Twin theatre is managed by one of our subsidiaries under a written management agreement. Six West also alleges that we violated our contractual and fiduciary responsibilities in managing the two theatres. On December 3, 1997, Six West filed an amended complaint asserting similar claims with respect to the Festival Theatre which was operated by one of our subsidiaries until it was closed in 1994. All of the defendants moved to dismiss the amended complaint by motion dated January 8, 1998. The court decided both motions in a memorandum opinion and order dated March 8, 2000. The court granted defendants' motion to dismiss the contract claims against the individual non-corporate defendants and a portion of one claim against Loews. The court denied the motion with respect to the remainder of the amended complaint and the non-Loews corporate defendants. Discovery in the action is still in progress. This action was stayed with respect to these defendants that are among the U.S. Debtors as a result of the filing of the Chapter 11 petition. We believe that Six West's claims are without merit and intend to oppose them vigorously.

Other
Other than the lawsuits noted above, the Company is a defendant in various lawsuits arising in the ordinary course of business and is involved in certain environmental matters. From time to time the Company is involved in disputes with landlords, contractors and other third parties. It is the opinion of management that any liability to the Company which may arise as a result of these matters will not have a material adverse effect on its operating results, financial position and cash flows.

                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             DEBTORS-IN-POSSESSION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (all dollar amounts in thousands of U.S. dollars, except as otherwise noted)


NOTE 19 - SELECTED UNAUDITED QUARTERLY DATA
-------------------------------------------

The table below presents selected unaudited quarterly data/(1)/. All dollar amounts reflected in the table below are in thousands of U.S. dollars, except per share amounts.

                                                                 FIRST         SECOND        THIRD        FOURTH
                                                              QUARTER/(3)/     QUARTER      QUARTER    QUARTER/(2)/    TOTAL
                                                              ------------   -----------  -----------  ------------ -----------
February 28, 2001

   Revenue                                                    $     205,270  $   265,018  $   192,137  $   241,091  $   903,516
   Loss from operations                                       $      (9,084) $   (31,033) $  (157,604) $   (86,339) $  (284,060)
   Net loss before cumulative effect
     of change in accounting principle/(4)/                   $     (31,473) $   (55,536) $  (185,895) $  (155,501) $  (428,405)
   Net loss                                                   $     (39,314) $   (55,536) $  (185,895) $  (155,501) $  (436,246)
   Loss per share before cumulative effect
     of change in accounting principles - basic and diluted   $        (.54) $      (.95) $     (3.17) $     (2.65) $     (7.31)
   Loss per share - basic and diluted                         $        (.67) $      (.95) $     (3.17) $     (2.65) $     (7.44)

February 29, 2000

   Revenue                                                    $     201,784  $   303,292  $   209,250  $   216,097  $   930,423
   (Loss)/Income from operations                              $      (5,155) $    34,291  $    (6,320) $       184  $    23,000
   Net (loss)/income                                          $     (21,879) $    15,863  $   (23,838) $   (21,536) $   (51,390)
   (Loss)/Earnings per share - basic and diluted              $        (.37) $       .27  $      (.41) $      (.37) $      (.88)

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share do not necessarily equal the total for the year.

Notes:
(1) The Company's business is seasonal with a substantial portion of its revenues being derived during the summer months and holiday season.

(2) Depreciation and amortization costs include adjustments necessary to reflect the allocation of purchase price to the fair value of Cineplex Odeon assets acquired and liabilities assumed as part of the Combination. This allocation of value was substantially completed during the fourth quarter of fiscal year 1999 and was completed during the first quarter of the fiscal year 2000. As a result, adjustments of approximately $3.2 million to reduce previous preliminary estimates of depreciation and amortization expense were recorded in the fourth quarter of fiscal year 1999.

(3) Reflects required retroactive application to the beginning of Fiscal 2001 of SAB No. 101 "Revenue Recognition in Financial Statements." The Company has recorded a one-time charge of $7.8 million to reflect adoption of SAB No. 101. See Note 2 for additional information. The retroactive application of SAB No. 101 to the Company's quarters for fiscal year 2000 would not have a significant impact on the Company's revenues.

(4) The fourth quarter net loss before cumulative effect of change in accounting principle of $155.5 million includes charges for (i) loss on sale/disposal of theatres and other of $80.5 million, (ii) reorganization costs of $42.1 million and (iii) restructuring charges of $7.3 million.

                                                    SCHEDULE II


                   LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                        (IN THOUSANDS OF U.S. DOLLARS)

                                                                      ADDITIONS
                                                 BALANCE AT          (CHARGED TO              DEDUCTIONS        BALANCE AT
                                                BEGINNING OF          COSTS AND                AND OTHER           END OF
                                                   PERIOD             EXPENSES)                 CHARGES            PERIOD
                                                ----------------------------------------------------------------------------
YEAR ENDED FEBRUARY 28, 2001
----------------------------
     Reserve for net book value of
          property, equipment and
          leaseholds                                     $  137               $7,500              $ 7,589             $   48
     Reserve for other costs                             $1,788               $7,317              $ 5,914             $3,191

YEAR ENDED FEBRUARY 29, 2000
----------------------------
     Reserve for net book value of
          property, equipment and
          leaseholds                                     $7,309               $5,534              $12,706             $  137
     Reserve for other costs                             $4,044               $    0              $ 2,256             $1,788

YEAR ENDED FEBRUARY 28, 1999
----------------------------
     Reserve for net book value of
          property, equipment and
          leaseholds                                     $5,999               $4,800              $ 3,490             $7,309
     Reserve for other costs                             $3,797               $1,050              $   803             $4,044

                          ANNUAL REPORT ON FORM 10-K

                             ITEMS 14(a) and 14(c)

                                 EXHIBIT INDEX

2.1     (1)  Amended and Restated Master Agreement among Sony Pictures
             Entertainment Inc., Registrant and Cineplex Odeon Corporation dated as of September 30, 1997.
2.2     (2)  Amending Agreement dated May 14, 1998.
2.3     (1)  Subscription Agreement by and between Registrant and Universal
             Studios, Inc. dated as of September 30, 1997.
2.4     (1)  Plan of Arrangement.
3.1     (2)  Amended and Restated Certificate of Incorporation of Registrant.
3.2     (3)  Amended and Restated By-laws of Registrant.
10.1    (1)  Amended and Restated Stockholders Agreement among Registrant, Sony
             Pictures Entertainment Inc., Universal Studios, Inc., The Charles Rosner Bronfman Family Trust and Other Parties thereto dated as of September 30, 1997.
10.2    (2)  Tax Sharing and Indemnity Agreement, dated May 14, 1998, by and among Registrant and Sony Corporation of America.
10.3    (2)  Sony Trademark Agreement, dated May 14, 1998, by and among
             Registrant and Sony Corporation of America.
10.4    (2)  Transition Services Agreement, dated May 14, 1998, among
             Registrant, Sony Corporation of America and Sony Pictures Entertainment, Inc.
10.5    (2)  Sony Entertainment Center Lease made as of May 9, 1997 between SRE
             San Francisco Retail Inc. and Loews California Theatres Inc. (portions of such exhibit have been filed separately with the SEC under an application for confidential treatment pursuant to Rule 83 of the SEC Rules on Organization, Conduct and Ethics, and Information and Regulation (17 CFR (S) 200.83)).
10.6    (2)  Sony YBG Entertainment Center Tenant Work Agreement.
10.7    (1)  Form of Director Indemnification Agreement.
10.8    (1)  Loews Cineplex Entertainment Corporation Amended and Restated 1997
             Stock Incentive Plan.
10.9    (2)  Credit Agreement, dated as of May 14, 1998, among Registrant, as
             Borrower, the lenders listed therein, as Lenders, Bankers Trust Company, as Administrative Agent and Co-Syndication Agent, and Bank of America NT&SA, The Bank of New York and Credit Suisse First Boston, as Co-Syndication Agents.
10.9.1  (6)  First Amendment to Credit Agreement, dated as of February 29, 2000.
10.9.2  (7)  Second Amendment and Limited Waiver to Credit Agreement, dated as of September 19, 2000.
10.9.3  (7)  Third Amendment and Limited Waiver to Credit Agreement, dated as of
             October 16, 2000.
10.9.4  (8)  Fourth Amendment and Limited Waiver to Credit Agreement, dated as of November 21, 2000.
10.9.5  (9)  Fifth Amendment and Limited Waiver to Credit Agreement, dated as of
             December 7, 2000.
10.10   (4)  Indenture, dated as of August 5, 1998, by and among Registrant and
             Bankers Trust Company, as Trustee.
10.10.1 (9)  Supplemental Indenture, dated as of December 8, 2000, by and among
             Registrant and HSBC Bank USA as Trustee
10.11   (2)  Agreement between Registrant and Lawrence J. Ruisi, dated April 30,
             1998.
10.13   (5)  Agreement between Cineplex Odeon Corporation and Allen Karp, dated
             August 18, 1999.
10.15   (6)  Agreement between Registrant and Seymour H. Smith, dated November
             1, 1999.
10.16   (6)  Agreement between Registrant and Travis Reid, dated May 1, 1998.
10.17   (7)  Agreement between Registrant and Joseph Sparacio, dated May 1,
             1998.
10.18   (7)  Agreement between Registrant and John J. Walker, dated May 1, 1998.
10.19   (6)  Agreement between Registrant and John C. McBride, Jr., dated
             January 19, 1998.
10.20   (6)  Agreement between Registrant and Mindy Tucker, dated December 15,
             1997.
10.21   (7)  Agreement between Registrant and J. Edward Shugrue, dated December
             15, 1997.
21.1         Subsidiaries of the Registrant.
23.1         Consent of PricewaterhouseCoopers LLP

(1) Incorporated by reference from Loews Cineplex's Registration Statement on Form S-4 filed on February 13, 1998, Commission file number 333-46313.

(2) Incorporated by reference from Loews Cineplex's Annual Report on Form 10-K for the fiscal year ended February 28, 1998, as amended.

(3) Incorporated by reference from Loews Cineplex's Registration Statement on Form S-1 filed on June 15, 1998, as amended, Commission file number 333-56897.

(4) Incorporated by reference from Loews Cineplex's Registration Statement on Form S-4 filed on October 13, 1998, Commission file number 333-64883.

(5) Incorporated by reference from Loews Cineplex's Quarterly Report on Form 10-Q for the period ended August 31, 1999.

(6) Incorporated by reference from Loews Cineplex's Annual Report on Form 10-K for the fiscal year ended February 29, 2000.

(7) Incorporated by reference from Loews Cineplex's Quarterly Report on Form 10-Q for the period ended August 31, 2000.

(8) Incorporated by reference from Loews Cineplex's Current Report on Form 8-K, dated November 21, 2000.

(9) Incorporated by reference from Loews Cineplex's Current Report on Form 8-K, dated December 8, 2000.