Form 10-Q
period 2001-05-31
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 2001-07-16
CIK 1054588

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2001


                         Commission file number 1-14099

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                  Debtors-in-Possession as of February 15, 2001
             (Exact Name of Registrant as Specified in Its Charter)




              Delaware                               13-3386485
------------------------------------        -----------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

          711 Fifth Avenue
         New York, New York                            10022
------------------------------------          ----------------------------
        (Address of Principal                        (Zip Code)
         Executive Offices)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (212) 833-6200
                                                       --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---
Common Stock outstanding (including non-voting common stock) - 58,622,646 shares at May 31, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             (DEBTORS-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
       (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE INFORMATION)

                                                                               May 31,  2001      February 28, 2001
                                                                              ---------------     -----------------
                                                                                (Unaudited)

                                 ASSETS

CURRENT ASSETS


     Cash and cash equivalents                                                   $     37,945       $    47,200
     Accounts receivable                                                               15,888            11,453
     Inventories                                                                        4,454             4,056
     Prepaid expenses and other current assets                                          5,271             7,340
                                                                                 ------------       -----------
               TOTAL CURRENT ASSETS                                                    63,558            70,049

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                             1,049,815         1,068,923
OTHER ASSETS
     Investments in and advances to partnerships                                       93,292            95,359
     Goodwill, net                                                                    411,178           416,514
     Other intangible assets, net                                                      20,919            21,220
     Deferred charges and other assets                                                  5,962             5,521
                                                                                 ------------       -----------
               TOTAL ASSETS                                                      $  1,644,724       $ 1,677,586
                                                                                 ============       ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                       $     96,071       $    88,059
     Deferred revenue                                                                  20,727            22,423
     Debtor-in-possession credit facility                                               4,000                 -
     Current maturities of long-term debt                                             735,017           733,844
     Current portion of capital leases and mortgages                                    5,644             5,821
                                                                                 ------------       -----------
               TOTAL CURRENT LIABILITIES                                              861,459           850,147

LONG-TERM MORTGAGES                                                                     6,353             6,393
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                    33,645            33,919
ACCRUED PENSION AND  POST-RETIREMENT OBLIGATIONS                                        6,766             6,766
OTHER LIABILITIES                                                                     131,666           132,874
                                                                                 ------------       -----------
               TOTAL LONG-TERM LIABILITIES                                            178,430           179,952

LIABILITIES SUBJECT TO COMPROMISE (Note 4)                                            473,544           471,390
                                                                                 ------------       -----------
               TOTAL LIABILITIES                                                    1,513,433         1,501,489
                                                                                 ------------       -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
     Common stock ($.01 par value, 300,000,000 shares
       authorized;58,538,646 shares issued and outstanding at May 31, 2001
       and at February 28, 2001)                                                          586               586
     Common stock-Class B non-voting ($.01 par value,
       10,000,000 shares authorized; 84,000 shares issued and outstanding at
       May 31, 2001 and at February 28, 2001)                                               1                 1
     Additional paid-in capital                                                       671,707           671,707
     Accumulated other comprehensive income                                            (6,963)           (6,626)
     Retained deficit                                                                (534,040)         (489,571)
                                                                                 ------------         ---------
               TOTAL STOCKHOLDERS' EQUITY                                             131,291           176,097
                                                                                 ------------         ---------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  1,644,724       $ 1,677,586
                                                                                 ============       ===========




The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             (DEBTORS-IN-POSSESSION)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
       (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE INFORMATION)


                                                                   For the Three Months Ended
                                                                 ------------------------------
                                                                 May 31, 2001      May 31, 2000
                                                                 ------------      ------------
REVENUES
   Box Office                                                       $127,108          $143,546
   Concession                                                         47,766            54,425
   Other                                                               6,646             7,299
                                                                   ---------         ---------
                                                                     181,520           205,270
                                                                   ---------         ---------

EXPENSES
   Theatre operations and other expenses                             145,936           162,385
   Cost of concessions                                                 7,937             8,639
   General and administrative                                          9,951            12,634
   Depreciation and amortization                                      28,513            30,586
   Loss on sale/disposal of theatres                                   5,537               110
                                                                   ---------         ---------
                                                                     197,874           214,354
                                                                   ---------         ---------
LOSS FROM OPERATIONS                                                 (16,354)           (9,084)
Interest expense                                                      17,695            21,607
Reorganization costs                                                   9,828                 -
                                                                   ---------         ---------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                             (43,877)          (30,691)
Income tax expense                                                       592               782
                                                                   ---------         ---------

LOSS BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                                    (44,469)          (31,473)
Cumulative effect of change in accounting principle, net of
tax                                                                       -              7,841
                                                                   ---------         ---------



NET LOSS                                                           $ (44,469)         $(39,314)
                                                                   =========          ========

   Weighted Average Shares Outstanding - basic and diluted        58,622,646        58,622,646

   Loss per Share before Cumulative Effect of Change in
   Accounting Principle - basic and diluted                           $(0.76)           $(0.54)
                                                                      =======           ======

   Loss per Share - basic and diluted                                 $(0.76)           $(0.67)
                                                                      =======           ======


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             (DEBTORS-IN-POSSESSION)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                       For the Three Months Ended
                                                                                   ----------------------------------
                                                                                   May 31, 2001          May 31, 2000
                                                                                   ------------          ------------
OPERATING ACTIVITIES
   Net loss                                                                        $     (44,469)    $    (39,314)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                       28,513           30,586
      Reorganization costs                                                                 9,828                -
      Cumulative effect of change in accounting principle                                      -            7,841
      Loss on sale/disposal of theatres                                                    5,537              110
      Equity loss from long-term investments, net of distributions received                1,103            1,831
   Changes in operating assets and liabilities:
      (Increase)/decrease in accounts receivable                                          (2,830)           3,528
      Increase in accounts payable and accrued expenses                                    6,678           21,815
      (Decrease)/increase in other operating assets and liabilities, net                  (5,463)           4,367
                                                                                   -------------     ------------
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES BEFORE
   REORGANIZATION COSTS                                                                   (1,103)          30,764
      Reorganization costs paid during the period                                         (4,867)               -
                                                                                   -------------     ------------
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES                                     (5,970)          30,764
                                                                                   -------------     ------------

INVESTING ACTIVITIES
   Investments in/advances to partnerships, net of repayments                                  -           (6,728)
   Proceeds from sale of assets                                                              777                -
   Capital expenditures                                                                   (8,744)         (52,940)
                                                                                   -------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (7,967)         (59,668)
                                                                                   -------------     ------------

FINANCING ACTIVITIES
   Borrowings from Senior Revolving Credit Facility, net of repayments and
   deferred financing fees                                                                  1173           32,000
   Proceeds from sale of interest rate swaps                                                   -            8,650
   Borrowings from Debtor-in-Possession Credit Facility                                    4,000                -
   Repayment of long-term debt                                                              (491)          (1,355)
                                                                                   -------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  4,682           39,295
                                                                                   -------------     ------------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                          (9,255)          10,391
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          47,200           31,735
                                                                                   -------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $      37,945     $     42,126
                                                                                   =============     ============


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)




NOTE 1  - THE COMPANY AND BASIS OF PRESENTATION
-----------------------------------------------

Loews Cineplex Entertainment Corporation ("LCP" or the "Company") is a major motion picture theatre exhibition company with operations in North America and Europe. The Company operates theatres under the Loews Theatres, Cineplex Odeon Theatres, Star Theatres, Magic Johnson Theatres, Megabox Theatres and Yelmo Cineplex Theatres marquees. As of May 31, 2001, LCP owns, or has interests in, and operates 2,489 screens at 281 theatres in 20 states and the District of Columbia, six Canadian provinces, Spain, Hungary and Korea. The Company's principal geographic markets include New York and the metropolitan area, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle and Washington D.C. in the U.S.; Toronto, Montreal and Vancouver in Canada; and Madrid, Spain. The Company holds a 50% partnership interest in each of the Yelmo Cineplex de Espana ("Yelmo"), Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships and holds a 24% interest in the Megabox Cineplex, Inc. ("Megabox") joint venture in Korea. Yelmo, LST, MJT and Megabox hold interests in and operate 34 locations comprising a total of 393 screens. Screens and locations for these joint ventures are included in the Company amounts referred to above.

Bankruptcy Proceedings

On February 15, 2001, LCP and all of its wholly owned U.S. subsidiaries (the "Debtors") filed voluntary petitions to reorganize under Chapter 11 ("Chapter 11") of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are operating their business as debtors-in-possession. On February 27, 2001, the Office of the United States Trustee for the Southern District of New York (the "U.S. Trustee") appointed a statutory committee of unsecured creditors (the "Creditors' Committee") to represent the interests of the Debtors' unsecured creditors. In Canada, an order (the "Initial Order") to initiate a restructuring of obligations and operations under the Companies' Creditors Arrangement Act ("CCAA") was obtained on February 15, 2001 from the Ontario Superior Court of Justice (the "Superior Court") for the Company's wholly owned subsidiary, Cineplex Odeon Corporation ("Cineplex Odeon") and certain of its other Canadian subsidiaries. In addition, on February 26, 2001, Loews Cineplex's wholly owned Austrian subsidiary, LCE Europlex KinobetriebsgmbH ("LCE Europlex"), filed a petition for bankruptcy in Vienna, Austria, and on March 16, 2001, the Company filed a petition for bankruptcy in Warsaw, Poland on behalf of its wholly owned Polish subsidiary LCE Polska Holding Sp. z o.o. See Note 4, Liabilities Subject to Compromise, for further discussion.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7") and generally accepted accounting principles applicable to a going concern which, unless otherwise noted, assumes the realization of assets and the payment of liabilities in the ordinary course of business. SOP 90-7 requires (i) that pre-petition liabilities that are subject to compromise be segregated in the Company's consolidated balance sheet as liabilities subject to compromise and
(ii) that revenues, expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the Company be reported separately as reorganization items in the consolidated statement of operations. As a result of the reorganization proceedings under Chapter 11 and CCAA, the Company may take, or may be required to take, actions which may cause assets to be realized, or liabilities to be liquidated, for amounts other than those reflected in the unaudited consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)



NOTE 1  - THE COMPANY AND BASIS OF PRESENTATION, CONTINUED
----------------------------------------------------------------------------

As a result of the Company's recurring losses, the Chapter 11 and CCAA filings and circumstances relating to these events, including the Company's debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. In order to provide liquidity over the next fiscal year, the Company entered into an agreement dated February 15, 2001, as amended, with a group of lenders led by Bankers Trust Company, as Administrative Agent, for a Debtor-in-Possession Credit Facility (the "DIP Facility"). The DIP Facility provided the Company with $60 million in additional financing through the earlier of January 31, 2002 or upon the occurrence of certain other events including effectiveness of a Chapter 11 plan of reorganization. See Note 5 to these unaudited consolidated financial statements for further discussion. The Company believes that cash from operations along with financing provided through the DIP Facility should be available to provide liquidity to allow the Company to continue as a going concern. However, there can be no assurance of this. The accompanying unaudited consolidated financial statements of LCP have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with debt covenants under the DIP Facility and the ability to generate sufficient cash from operations and financing sources to meet its obligations as they become due. In the event a Chapter 11 plan of reorganization/CCAA plan of arrangement (collectively referred to as "plans of reorganization") are confirmed by the Bankruptcy Court/Superior Court and become effective, continuation of the Company's business thereafter will be dependent on the Company's ability to achieve successful operations, maintain satisfactory capital and liquidity and obtain access to funds under a credit facility. Until the plans of reorganization are confirmed by the Bankruptcy Court/Superior Court and become effective, there can be no assurance that the Company will emerge from these bankruptcy proceedings, and the effect of the terms and conditions of such plans of reorganization on the Company's business cannot be determined and therefore there is substantial doubt regarding the Company's ability to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 2001.


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity" was effective for all of the Company's fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that the Company recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The adoption of this standard by the Company does not have a significant impact on its operating results or financial position.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)




NOTE 3 - CASH AND CASH EQUIVALENTS
----------------------------------

Cash and cash equivalents as of May 31, 2001 include restricted cash of approximately $2 million related to funds required to be held in a trust account for a construction related project in Canada.

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE
------------------------------------------

As discussed in Note 1 to these unaudited consolidated financial statements, the Company has been operating as debtors-in-possession under Chapter 11 in the U.S. and pursuant to the Initial Order of the Superior Court since February 15, 2001. The Company is authorized to operate its business in the ordinary course.

Liabilities Subject to Compromise

As a result of the Chapter 11 filing, all actions to collect the payment of pre-petition indebtedness are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. These claims are reflected in the May 31, 2001 unaudited consolidated balance sheet and the February 28, 2001 consolidated balance sheet as Liabilities Subject to Compromise. Pre-petition claims secured against the Debtors' assets ("secured claims") are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Pre-petition secured claims (primarily representing amounts borrowed under the Senior Revolving Credit Facility) are generally secured by all personal property and certain real property of LCP and its domestic subsidiaries, a pledge of stock of all domestic subsidiaries and LCP's equity interest in and loans to its foreign subsidiaries. These secured claims have not been reflected as Liabilities Subject to Compromise. Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Bankruptcy Court, the Bankruptcy Court approved LCP's motions to pay certain pre-petition obligations including: (i) payments, on normal terms, to film distributors, (ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses and (iv) adequate protection payments to the lenders of the Senior Revolving Credit Facility. The Company has been and intends to continue to pay undisputed post-petition claims of all vendors, film distributors and other suppliers in the ordinary course of business. In addition, the Company may reject pre-petition executory contracts and unexpired leases with the approval of the Bankruptcy Court with respect to the Company's U.S. operations. Between February 15, 2001 and June 30, 2001, the Company obtained Bankruptcy Court approval to reject 71 leases. As a result, as of June 30, 2001, the Company has closed 65 of these theatres comprising 421 screens. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the U.S. and are classified as liabilities subject to compromise. LCP will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 case. No bar date has yet been set by the Bankruptcy Court. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be settled and treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Accordingly, the ultimate amount of such liabilities is presently not determinable.

As a result of the Initial Order of the Superior Court, substantially all actions to enforce or otherwise effect payment of pre-filing obligations of Cineplex Odeon and its subsidiaries are stayed. The rights of secured creditors to enforce against the Company's Canadian assets are also stayed. These claims are reflected in

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)




NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE, CONTINUED
-----------------------------------------------------

the May 31, 2001 unaudited consolidated balance sheet and the February 28, 2001 consolidated balance sheet as Liabilities Subject to Compromise. The stay period has been extended through September 14, 2001. Although pre-petition claims are generally stayed, the Initial Order permits (i) payments on normal terms to persons supplying goods and services after the date of the Initial Order, including film suppliers, as well as certain pre-filing claims, (ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses as well as statutory severance pay and (iv) the borrowing of up to $20 million from LCP and the granting of security by the assets of Cineplex Odeon and its subsidiaries to secure such borrowings. Cineplex Odeon has been and intends to continue to pay undisputed post-filing claims of all vendors, film suppliers and other suppliers in the ordinary course of business. In addition, the Initial Order permits the repudiation of unexpired leases of Cineplex Odeon and its subsidiaries. Between February 15, 2001 and June 30, 2001, Cineplex Odeon obtained Superior Court approval to repudiate 34 leases. As a result, as of June 30, 2001, Cineplex Odeon has closed 33 of these theatres comprising 160 screens. Landlords whose leases have been repudiated will be entitled to file a claim in the CCAA proceedings in respect of such repudiation. The treatment of such claims has yet to be determined and will be set out in a plan of compromise and arrangement to be presented by Cineplex Odeon to the Superior Court and to its affected creditors. A claims process and claims bar date must also be established to determine the claims entitled to vote on a plan as well as to receive distributions thereunder. This will be determined by an order of the Superior Court. Ultimately, any plan of compromise or arrangement must be approved by a vote of a majority in number of creditors of each class of creditors affected by the plan as well as by a vote of holders of two-thirds of the value of the claims of each such class. If such a vote is favorable, the plan must then be sanctioned by the Superior Court.

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

As of May 31, 2001 and February 28, 2001, the Company has liabilities subject to compromise of approximately $473.5 million and $471.4 million, respectively, which include the following:

                                                              May 31, 2001       February 28,2001
                                                              ------------       ----------------

     8 7/8% Senior Subordinated Notes                          $   300,000          $  300,000
     Interest payable - Senior Subordinated Notes                   14,348              14,348
     Trade payables                                                 34,440              31,454
     Rent and rent related charges                                  20,013              17,702
     Lease termination claim liability (see above)                  96,542              94,380
     Accrued expenses/other                                          8,201              13,506
                                                               -----------          ----------
                                                               $   473,544          $  471,390
                                                               ===========          ==========



All amounts presented above may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)




NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE, CONTINUED
-----------------------------------------------------

Amounts outstanding under the 8 7/8% Senior Subordinated Notes as of February 15, 2001 are classified as liabilities subject to compromise in the unaudited consolidated statement of financial position until a plan of reorganization is approved and implemented. The last required interest payment of $13.3 million due February 1, 2001 was blocked by the lenders under the Senior Revolving Credit Facility. Interest on unsecured claims has not been accrued during the period subsequent to the filing date (February 15, 2001). The amount of additional unpaid interest that would have been accrued through May 31, 2001 approximates $7.7 million.

The lease termination claim liability is based upon the Company's estimates of the landlords' claims for 71 theatres (477 screens) rejected in the U.S., 34 theatres (189 screens) repudiated in Canada and four leases terminated in Austria and Poland. In the U.S., the amount accrued by the Company for a landlord's lease claim, with respect to rejected theatres, is limited under the Bankruptcy Code. This limitation provides the Company with a far smaller lease termination liability than would have been incurred if these leases had been terminated without the protection of the Bankruptcy Code. This provision may be subject to future adjustments based on claims filed by the landlords and Bankruptcy Court actions. In Canada, the amount payable in respect of repudiated leases is established under the plan presented for approval by the affected classes of the creditors and the Superior Court. Although this amount is usually less than would otherwise be payable upon the unilateral termination of a lease, it is not prescribed by statute. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected/repudiated contracts or from additional leases which may be rejected/repudiated in connection with the bankruptcy proceedings. The Company is negotiating with certain of its remaining landlords and is continuing to evaluate its remaining leases as part of its reorganization plan process.

NOTE 5 - LONG-TERM DEBT AND OTHER OBLIGATIONS
---------------------------------------------

Due to the Company's failure to comply with certain financial covenants and the commencement of the Chapter 11 and CCAA cases, the Company is in default on substantially all of its pre-petition debt obligations. Except as otherwise may be determined by the Bankruptcy Court or the Superior Court, the stay protection afforded by the Chapter 11 and CCAA cases prevents any action from being taken with regard to any of the defaults under the pre-petition debt obligations. Certain of these obligations are classified as Liabilities Subject to Compromise at May 31, 2001 and February 28, 2001. See Note 4 to these unaudited consolidated financial statements for additional information. The Company's borrowings under its Senior Revolving Credit Facility at May 31, 2001 and February 28, 2001 totaled $735.0 million and $733.8 million, respectively, with an additional $5.1 million and $6.5 million of availability for outstanding letters of credit, respectively. The increase in borrowings of $1.2 million during the three months ended May 31, 2001 represents the funding of amounts drawn on existing letters of credit under the Senior Revolving Credit Facility. Long-term debt and other obligations consist of:

                                                                       May 31,2001   February 28, 2001
                                                                       -----------   -----------------


Senior Revolving Credit Facility                                       $   735,017      $    733,844
Debtor-in-Possession Credit Facility                                         4,000                 -
Mortgages payable - non-recourse, payable from 1998 through 2008,
   interest rates from 8.5% to 11.5%                                        10,515            10,746
                                                                       -----------      ------------
                                                                           749,532           744,590
Less: Current maturities                                                   743,179           738,197
                                                                       -----------      ------------
                                                                       $     6,353      $      6,393
                                                                       ===========      ============

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)




NOTE 5 - LONG-TERM DEBT AND OTHER OBLIGATIONS, CONTINUED
--------------------------------------------------------

In connection with the Company's Chapter 11 and CCAA filings, on February 15, 2001, the Company entered into the DIP Facility with Bankers Trust Company, as Administrative Agent. The DIP Facility was approved by the Bankruptcy Court on April 4, 2001. The DIP Facility, which expires on the earlier of January 31, 2002 or upon the occurrence of certain other events, including the effectiveness of a plan of reorganization, is designed to provide the Company with liquidity to operate in the ordinary course and meet certain of its funding commitments for completion of certain theatre complexes now under construction in North America. The debtor-in-possession commitment that LCP received from Bankers Trust is for approximately $146 million, $60 million of which consists of a revolving credit line with the remaining $86 million being used to repay post-default advances (i.e., subsequent to August 31, 2000) made under the Senior Revolving Credit Facility, which were secured with mortgages on eleven of the Company's existing theatre properties, and to provide for outstanding letters of credit. Loans under the DIP Facility bear interest at the bank's base rate plus 1.5% or LIBOR plus 3.25%. The terms of the DIP Facility contain certain restrictive covenants which include: limitations on the incurrence of additional guarantees, liens and indebtedness, limitations on the sale of assets, and the funding of capital expenditures. The DIP Facility also requires that the Company meet certain minimum consolidated cumulative earnings before interest, taxes, depreciation/amortization and other expenses as defined. For the months ended February 28, 2001 through May 31, 2001, the Company was in compliance with all financial covenant requirements reflected in the DIP Facility.

The $60 million revolving credit facility included in the DIP Facility will be used to finance the Company's operations in the normal course of business during the restructuring process (including the required adequate protection payments and funding the operating requirements and certain capital projects of Cineplex Odeon Canada - up to a maximum of $20 million) and the completion of certain "designated" construction projects, currently under construction, which were committed to prior to the petition date. The terms of the DIP Facility also require the Company to make adequate protection payments on the pre-default amounts borrowed under the Senior Revolving Credit Facility (approximately $655 million). The amount of the monthly adequate protection payments is based on the base rate of interest plus 150 basis points. The loan to Cineplex Odeon of up to $20 million was approved by the Superior Court on February 15, 2001. This loan has been secured by the assets of Cineplex Odeon and its subsidiaries with the security being held by Deutsche Bank (Canada) as agent. The loan and the security therefor have been pledged to the lenders under the DIP Facility. On July 3, 2001, the Bankruptcy Court authorized the Company to execute a Second Amendment to the DIP Facility. This amendment generally permits the Company to separately finance its obligations to complete the 14-screen theatre complex at West 34th Street in New York City, which will be operated by the Company under a long-term operating lease agreement. This theatre was committed to by the Company prior to the petition filing date (February 15, 2001). Approximately $8.7 million has been spent to date on this theatre and the cost to complete this theatre is estimated at $8.1 million, for the purchase and installation of furniture, fixtures and equipment and certain other tenant improvements. The developer has agreed to provide the Company with financing of up to $10 million to complete the West 34th Street theatre. The Company and the developer have executed a Loan and Security Agreement, dated June 15, 2001, to finalize this financing ("the West 34th Street Loan") and the Bankruptcy Court approved the Loan and Security Agreement on July 3, 2001. As collateral for this loan, the developer will receive a security interest in an existing property, which is owned by the Company in fee. The Company is presently marketing this property and the proceeds, if the sale is consummated, will be used to repay any amounts outstanding under the West 34th Street Loan and to complete any remaining obligations relative to the West 34th Street theatre. The West 34th Street Loan will also be secured by a lien on the Company's interest in the West 34th Street lease and the cash flow generated by the theatre operations. The West 34th Street Loan matures on the earlier of three years or

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)




NOTE 5 - LONG-TERM DEBT AND OTHER OBLIGATIONS, CONTINUED
--------------------------------------------------------

upon the Company's emergence from bankruptcy. The loan bears interest at LIBOR plus 3.25%, which is payable monthly. Principal is payable at maturity.

As of February 28, 2001, no amounts had been drawn against the DIP Facility. As of May 31, 2001, $4.0 million has been drawn against the DIP Facility. The Company's availability under the DIP Facility amounts to $56 million as of May 31, 2001. On June 13, 2001, an additional $4.0 million has been drawn against the DIP Facility. The Company's availability under the DIP Facility amounts to $52 million as of June 30, 2001.

The Company currently has outstanding $300 million aggregate principal amount of 8 7/8% Senior Subordinated Notes (the "Notes") due 2008. On February 1, 2001, the required interest payment of $13.3 million due on the Company's Notes was blocked by the lenders under the Senior Revolving Credit Facility. In accordance with the Indenture, the Company had thirty days to cure the default before such payment default became an event of default which would permit the requisite holders to accelerate payment of the outstanding principal amount of and accrued interest on these notes. These Notes automatically accelerated as a result of the Chapter 11 filing. The Company does not at this time have access to capital to be able to repay these notes or interest in cash. The payments on the 8 7/8% Senior Subordinated Notes, including interest, have been stayed and have been reclassified as Liabilities Subject to Compromise in the May 31, 2001 unaudited consolidated balance sheet and the February 28, 2001 consolidated balance sheet. See Note 4, Liabilities Subject to Compromise, for further discussion.

NOTE 6 - REORGANIZATION COSTS
-----------------------------

The Company has incurred reorganization related charges of approximately $9.8 million for the three months ended May 31, 2001, which have been reflected in the Reorganization Costs line of the Statement of Operations. Reorganization costs are directly associated with the reorganization proceedings under the Company's Chapter 11 and CCAA filings. Included in such costs are amounts related to (i) landlord claims related to the rejection of 2 additional theatres (comprising 26 screens) in the U.S. and the repudiation of 2 additional theatres (comprising 9 screens) in Canada and (ii) accruals or payments for professional and advisory fees incurred directly related to and subsequent to the bankruptcy filing on February 15, 2001. Reorganization costs are as follows:

                                                              Three months ended
                                                                 May 31, 2001
                                                                ---------------
Professional advisory fees                                          $5,649
Lease claim charge                                                   3,196
Other expenses directly related to the bankruptcy                      983
                                                                    ------
     Total                                                          $9,828
                                                                    ======

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)



NOTE 7 - COMPREHENSIVE INCOME
-----------------------------

The following components are reflected in the Company's comprehensive income:

                                                     Three Months Ended
                                              May 31, 2001        May 31, 2000
                                              ------------        ------------

Net loss                                        $ (44,469)         $(39,314)
Other comprehensive income                           (337)           (4,621)
                                                ---------         --------
Comprehensive income                            $ (44,806)         $(43,935)
                                                =========         ========


The following is a reconciliation of the Company's accumulated other comprehensive income:

                                                             Three Months Ended
                                                                May 31, 2001
                                                             ------------------
Accumulated other comprehensive income as of                      $ (6,626)
March 1, 2001
Other comprehensive income for the three months
ended May 31, 2001:
    Foreign currency translation adjustment, net of
    income tax benefit of $252                                        (337)
                                                                 ---------
Accumulated other comprehensive income as
of May 31, 2001                                                  $  (6,963)
                                                                 =========



NOTE 8 - SEGEMENT AND GEOGRAPHIC DATA
-------------------------------------

The Company is engaged in one line of business, motion picture exhibition. The following table presents summarized financial information about the Company by geographic area. There were no material amounts of sales among geographic areas.



                                         UNITED
                                         STATES            CANADA            INT'L        CONSOLIDATED
                                    --------------     --------------    --------------   ------------
Three Months Ended
May 31, 2001

   Total revenue                    $     148,321    $      32,742     $         457    $     181,520
   Loss from operations             $     (12,040)   $      (2,052)    $      (2,262)   $     (16,354)
   Total assets                     $   1,290,665    $     288,536     $      65,523    $   1,644,724


Three Months Ended
May 31, 2000

   Total revenue                    $     168,143    $      36,119     $       1,008    $     205,270
   Loss from operations             $      (3,499)   $      (4,129)    $      (1,456)   $      (9,084)

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)




NOTE 9  - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Commitments

The Company has entered into commitments for the completion of construction of 7 theatre properties (comprising 111 screens) aggregating approximately $49.8 million anticipated to be funded over the next year. The capital spending commitment of $49.8 million includes the remaining capital required to complete the West 34th Street theatre (approximately $8.1 million) which will be funded by a loan from the developer. See Note 5 to these unaudited consolidated financial statements for further discussion. The Company has also guaranteed an additional $98.3 million related to obligations under lease agreements entered into by MJT.

Metreon Arbitration

In May 1997, the Company entered into a 21 year lease with Metreon, Inc. ("Metreon"), an affiliate of Sony Corporation of America, to operate a multiplex theatre in an entertainment/retail complex developed by Metreon in San Francisco. Since that theatre opened in June 1999, the Company has had a dispute with Metreon with respect to construction costs (amount of dispute is approximately $5 million) that may be the Company's responsibility under the lease. Also, the Company is in dispute with regard to the nature of the costs that Metreon is seeking to include as operating expenses under the lease, and the proper allocation of operating expenses to this theatre, based on the Company's proportionate share of the complex. To date, the Company has been unable to resolve these issues through negotiation with Metreon. The estimated difference in operating expenses allocable to this theatre, taking into account differences over both the nature of the allocable costs and determination of the Company's proportionate share of the complex, is approximately $3 - $4 million per annum for the duration of the lease. Pursuant to the terms of the lease, the Company is to contribute to the operating expenses of the complex in an amount equal to its proportionate share of the total floor area of the complex. Metreon has asserted that the Company's proportionate share of the complex is approximately 49%, while the Company asserts that its proportionate share is approximately 32%. On September 19, 2000, as permitted by the lease, Metreon filed a demand for arbitration with the American Arbitration Association seeking a declaration of the proportionate share of the complex floor area occupied by this theatre. The Company believes that it has meritorious defenses to all of Metreon's claims against the Company under the lease and intends to vigorously assert its position regarding its proportionate share of the complex. This arbitration is stayed as a result of the filing of the Chapter 11 petition. On May 17, 2001, Metreon filed a motion for relief from the automatic stay to pursue the arbitration. The Company has filed an objection to Metreon's motion.

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

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)




NOTE 9  - COMMITMENTS AND CONTINGENCIES, CONTINUED
--------------------------------------------------

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

Six West Retail Acquisition, Inc.

On July 24, 1997, Six West Retail Acquisition, Inc., a real estate development company, initiated a lawsuit against the Company and some of its affiliates in the U.S. District Court for the Southern District of New York, seeking injunctive relief and unspecified monetary damages. Six West alleges the Company has violated federal antitrust laws by engaging in block booking agreements and monopolizing the motion picture exhibition market in New York City. Six West owns or leases the Paris and New York Twin theatres in Manhattan. The Paris theatre was managed by one of the Company's subsidiaries under an oral management agreement that has been terminated. The New York Twin theatre is managed by one of the Company's subsidiaries under a written management agreement. Six West also alleges that the Company violated its contractual and fiduciary responsibilities in managing the two theatres. On December 3, 1997, Six West filed an amended complaint asserting similar claims with respect to the Festival Theatre which was operated by one of the Company's subsidiaries until it was closed in 1994. All of the defendants moved to dismiss the

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)




NOTE 9  - COMMITMENTS AND CONTINGENCIES, CONTINUED
--------------------------------------------------

amended complaint by motion dated January 8, 1998. The court decided both motions in a memorandum opinion and order dated March 8, 2000. The court granted defendants' motion to dismiss the contract claims against the individual non-corporate defendants and a portion of one claim against Loews. The court denied the motion with respect to the remainder of the amended complaint and the non-Loews corporate defendants. Discovery in the action is still in progress. This action was stayed with respect to these defendants that are among the U.S. Debtors as a result of the filing of the Chapter 11 petition. LCP believes that Six West's claims are without merit and intends to oppose them vigorously.

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

NOTE 10  - SUBSEQUENT EVENTS
----------------------------

On June 28, 2001, Universal Studios, Inc. ("Universal") sold 14,946,461 shares of the Company's common stock and 63,000 shares of the Company's Class B non-voting common stock to Goldman, Sachs & Co. In addition, Universal affiliate Universal Studios International BV sold 17,000 Class B non-voting common shares to Goldman, Sachs & Co. All of the shares were sold for an aggregate purchase price of $1.00. Following the sale, Universal ceased to own any shares of common stock of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of the Loews Cineplex Entertainment Corporation ("we", "us" and "our") financial condition and operating results should be read in conjunction with our unaudited consolidated financial statements for the three-month period ended May 31, 2001 and 2000 and our Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

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

The Chapter 11 and CCAA filings resulted from a sequence of events and the unforeseen effect that these events would have in the aggregate on us. Such events included, among other things, (i) the lower industry-wide attendance levels during calendar year 2000 (approximately 3%) due primarily to the "sub-par" film performance during the summer and fall of 2000, (ii) the continued decline in revenues experienced at many of our older theatres, (iii) significantly higher costs associated with building megaplexes and in making improvements to existing theatres in order to attract and accommodate larger audiences, and (iv) significant liquidity pressures. Faced with significant operating shortfalls, unavailability of credit and our inability to satisfactorily achieve a restructuring with our lenders, among other things, we filed for bankruptcy protection under Chapter 11 in the United States and under the CCAA in Canada.

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

We have closed a significant number of locations which has had a significant impact on our operating revenues and costs as reported for the current year. During fiscal year 2001 and the first quarter of fiscal year 2002, we have closed an aggregate of 120 locations comprising 667 screens. Refer to the liquidity and capital resources section for additional information regarding theatre closures.

Results of Operations

Three Months Ended May 31, 2001 Compared to Three Months Ended May 31, 2000

Operating Revenues of approximately $181.5 million for the three months ended May 31, 2001 were $23.8 million lower than the three months ended May 31, 2000. Operating revenues are generated primarily from box office revenues and concession sales. Box office revenues for the three months ended May 31, 2001 of approximately $127.1 million were $16.4 million lower, and concession revenues of approximately $47.8 million were $6.7 million lower in comparison to the three months ended May 31, 2000. These decreases in operating revenues were due primarily to a significant decline in attendance primarily due to lower attendance levels resulting from the significant number of theatres closed subsequent to May 31, 2000 and a decline in attendance experienced at some of our older theatres which remain in operation. This overall decrease in revenues is net of additional revenues of approximately $14.2 million from new theatre openings and improvements in admission and concession revenues per patron.

Operating Costs of approximately $153.9 million for the three months ended May 31, 2001 were approximately $17.2 million lower than the three months ended May 31, 2000. This decrease was due primarily to reductions in variable operating expenses commensurate with the aforementioned decrease in operating revenues relating to attendance declines and as a result of the closing of older, obsolete theatres. The overall decrease in operating costs, which aggregated $31.6 million, was partially offset by incremental costs associated with new theatre openings, including occupancy costs, and the impact of improvements in admission and concession revenues per patron.

General and Administrative Costs of approximately $9.9 million for the three months ended May 31, 2001 were approximately $2.7 million lower than the three months ended May 31, 2000, due primarily to reductions in overhead levels in our U.S. and Canadian operations slightly offset by normal inflationary increases.

Depreciation and Amortization Costs of approximately $28.5 million for the three months ended May 31, 2001 were $2.1 million lower than the three months ended May 31, 2000, due primarily to the effect of theatre disposals partially offset by incremental amortization expense resulting from the change in the estimated remaining useful life of goodwill and incremental depreciation related to investments in new theatres which commenced operations. Goodwill primarily represents the excess purchase price associated with our combination with Cineplex Odeon Corporation in May 1998. Prior to the third quarter of fiscal year 2001, goodwill was amortized over a 40 year estimated useful life. In connection with our fiscal year 2001 third quarter review and assessment of our goodwill and as a result of management's plan at that time to accelerate the disposal of a significant number of screens in the U.S. and Canada, coupled with the continued industry downturn, we had determined that a reduction in the remaining useful life for goodwill amortization was appropriate. As a result, effective September 1, 2000, we determined that a more appropriate remaining useful life for unamortized goodwill is 20 years, resulting in additional amortization expense of approximately $2.0 million during the three months ended May 31, 2001, net of the impact of the write-off of allocated goodwill.

Loss on Sale/Disposal of Theatres of approximately $5.5 million for the three months ended May 31, 2001 was $5.4 million higher than the three months ended May 31, 2000, due primarily to the timing, nature and characteristics of theatre dispositions. During the three months ended May 31, 2001, we actually disposed of 13 theatre locations comprising 80 screens, which primarily were older, obsolete theatres which generated marginal or negative cash flows. We will continue to aggressively dispose of theatres that are underperforming or non-strategic. See the Liquidity and Capital Resources section for additional information.

Reorganization Costs of approximately $9.8 million represent charges incurred as a result of the activities related to the Bankruptcy Proceedings. Reorganization costs relate to (i) landlord claims related to the rejection of an additional 2 theatre leases (26 screens) in the U.S. and 2 additional theatres (9 screens) repudiated in Canada during the three months ended May 31, 2001 and (ii) professional and advisory fees incurred directly related to and subsequent to the bankruptcy filing on February 15, 2001. See Note 6 to the consolidated financial statements for additional information.

Cumulative effect of change in accounting principle of approximately $7.8 million for the first quarter of the prior fiscal year (three months ended May 31, 2000) represented a one-time charge to reflect adoption of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", regarding the accounting for our Passport and Gift Certificate Programs (hereinafter referred to as "certificates"). SAB No. 101 was effective beginning December 1, 2000 requiring retroactive application to the beginning of our 2001 fiscal year with restatement, if necessary. SAB No. 101 impacts the timing of when revenues may be recorded for unredeemed certificates. Prior to the issuance of SAB No. 101, we would recognize "breakage revenue" into income immediately upon the sale of certificates for the estimated portion of certificates that would not be redeemed. However, in accordance with SAB No. 101, we no longer record breakage revenue upon sale but rather upon the expiration date of the certificate or the date the obligation is otherwise fulfilled. This change in accounting principle has no impact on cash flows or the value of unredeemed certificates held by customers.

Interest Expense of approximately $17.7 million for the three months ended May 31, 2001 was approximately $3.9 million lower than the three months ended May 31, 2000, due primarily to lower interest expense relating to the $300 million 8 7/8% Senior Subordinated Notes, since interest has been stayed and no longer accrues as a result of the Bankruptcy Proceedings, coupled with the impact resulting from the write-off of unamortized deferred financing fees during the fourth quarter of fiscal year 2001 also as a result of the Bankruptcy Proceedings. This decrease was partially offset by the impact of additional borrowings under our Senior Revolving Credit Facility coupled with the impact of an increase in the variable borrowing rate relating to our Senior Revolving Credit Facility. See the Liquidity and Capital Resources section for additional information.

Attributable EBITDA of $21.2 million for the three months ended May 31, 2001 decreased $2.9 million in comparison to the three months ended May 31, 2000, due primarily to the aforementioned shortfall in attendance levels primarily due to a decline in attendance experienced by many of our older locations. These decreases were partially offset by other increases in Attributable EBITDA including the favorable impact of new theatre openings, higher admission and concession revenue per patron and the reductions in overhead levels in our U.S. and Canadian operations, as previously discussed. Attributable EBITDA (earnings before interest, taxes, depreciation and amortization, loss on sale/disposal of theatres, reorganization costs and equity earnings/(losses) included in EBITDA plus EBITDA from partnerships, net of partners' share) is a measure that management uses to evaluate our financial performance. Attributable EBITDA measures the amount of cash that we have available for investment or other uses and is used by us as a measure of performance. Attributable EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Attributable EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP. In addition, the Attributable EBITDA measure presented herein may not be comparable to similarly titled measures reported by other companies.

Liquidity and Capital Resources

Our industry continues to experience significant liquidity pressures which is evident by the number of theatre exhibitors that have filed for bankruptcy over the past year. These liquidity pressures are due to a number of factors including the downturn in attendance as reflected in year over year operating performance measures (i.e., calendar year 2000 attendance was down by approximately 3%), the moderate to aggressive new build strategies employed by the industry's larger exhibitors which, coupled with the difficulty in closing older, obsolete theatres, has resulted in an oversupply of theatre screens in many

North American markets, impairment write-offs and losses on theatre dispositions, the continued downward credit ratings of the industry and the recent bankruptcy filings by several theatre chains, including five of the eleven largest exhibitors, and defaults of certain loan agreements which have been publicly disclosed. The greater number of screens in North America caused by the industry's building new theatres and the lack of a corresponding number of theatre closures in the same period, has resulted in a saturation of screens and has contributed to shortened lengths of film run times and increased film cost percentages paid by exhibitors to distributors. These factors, as well as the industry's disappointing operating performance, have contributed to significant reductions in the prices of publicly traded debt and equity securities and has materially reduced the industry's access to capital, making it increasingly difficult to meet obligations as they become due. In addition, the industry has generally fallen out of favor with investors and lenders due to the liquidity issues noted above and due to a lack of credit support from the capital markets. The industry has fallen on hard times and is presently going through one of the most significant and unprecedented reorganizations in its history. We have been negatively affected by these events and have experienced significant pressures on our liquidity and our ability to meet obligations as they became due. In an effort to relieve the pressures on our liquidity prior to our Chapter 11 and CCAA filings, we were active in pursuing possible solutions including seeking capital through other sources including asset securitizations, equity offerings, sale-leaseback transactions, strategic alliances with other exhibitors, a consensual restructuring of our capital structure or a restructuring of certain of our subsidiaries. We were unable to implement these transactions on the scale required to relieve us from the continued deterioration in our liquidity and cash flow. These conditions are among the factors that led up to us filing for bankruptcy protection.

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

We are presently operating our businesses as debtors-in-possession in the U.S. and pursuant to the Initial Order in Canada. We are authorized to operate our business in the ordinary course. As a result of the Chapter 11 filing, substantially all actions to secure the payment of pre-petition indebtedness are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. Pre-petition claims secured by our assets ("secured claims") are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Pre-petition secured claims (primarily representing amounts borrowed under our Senior Revolving Credit Facility) are generally secured by all personal property and certain real property of Loews Cineplex and our domestic subsidiaries, a pledge of stock of all domestic subsidiaries and our equity interest in and loans to our foreign subsidiaries. These secured claims have not been reflected as Liabilities Subject to Compromise. Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Bankruptcy Court, the Bankruptcy Court approved our motions to pay certain pre-petition obligations including: (i) payments, on normal terms, to film distributors, (ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses and (iv) adequate protection payments to the lenders of our Senior Revolving Credit Facility. We have been and intend to continue to pay undisputed post-petition claims of all vendors, film distributors and other suppliers in the ordinary course of business. In addition, we may reject pre-petition executory contracts and unexpired leases with the approval of the Bankruptcy Court with respect to our U.S. operations. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the U.S. We will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against us must be filed if claimants wish to receive any distribution in the Chapter 11 case. No bar date has yet been set by the Bankruptcy Court. Differences between liability amounts estimated by us and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be settled and treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization.

As a result of the Initial Order of the Superior Court, substantially all actions to enforce or otherwise effect payment of pre-filing obligations of Cineplex Odeon and its subsidiaries are stayed. The rights of secured creditors to enforce against our Canadian assets are also stayed. The stay period has been extended through September 14, 2001. The Initial Order permits (i) payments on normal terms to persons supplying goods and services after the date of the Initial Order, including film suppliers, as well as certain pre-filing claims,
(ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses as well as statutory severance pay and (iv) the borrowing of up to $20 million from Loews Cineplex and the granting of security by the assets of Cineplex Odeon and its subsidiaries to secure such borrowings. Cineplex Odeon has been and intends to continue to pay undisputed post-filing claims of all vendors, film suppliers and other suppliers in the ordinary course of business. In addition, the Initial Order permits the repudiation of unexpired leases of Cineplex Odeon and its subsidiaries. Landlords whose leases have been repudiated will be entitled to file a claim in the CCAA proceedings in respect of such repudiation. The treatment of such claims has yet to be determined and will be set out in a plan of compromise and arrangement to be presented by Cineplex Odeon to the Superior Court and to its affected creditors. A claims process and claims bar date must also be established to determine the claims entitled to vote on a plan as well as to receive distributions thereunder. This will be determined by an order of the Superior Court. Ultimately, any plan of compromise or arrangement must be approved by a vote of a majority in number of creditors of each class of creditors affected by the plan as well as by a vote of holders of two-thirds of the value of the claims of each such class. If such a vote is favorable, the plan must then be sanctioned by the Superior Court.

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

We expect that our current liquidity needs can be financed through the DIP Facility. The DIP Facility was approved by the Bankruptcy Court on April 4, 2001. The DIP Facility, which expires on the earlier of January 31, 2002 or upon the occurrence of certain other events including the effectiveness of a plan of reorganization, is designed to provide liquidity to allow us to operate in the ordinary course and meet certain of our funding commitments for completion of certain theatre complexes now under construction in North America. The debtor-in-possession commitment that we received from Bankers Trust is for approximately $146 million, $60 million of which consists of a revolving credit line with the remaining $86 million to repay post-default advances (i.e., subsequent to August 31, 2000) made under our Senior Revolving Credit Facility, which were secured with mortgages on eleven of our existing theatre properties, and to provide for outstanding letters of credit. Loans under the DIP Facility bear interest at the bank's base rate plus 1.5% or LIBOR plus 3.25%. The terms of the DIP Facility contain certain restrictive covenants which include: limitations on the incurrence of additional guarantees, liens and indebtedness, limitations on the sale of assets and the funding of capital expenditures. The DIP Facility also requires that we meet certain minimum consolidated cumulative earnings before interest, taxes, depreciation/ amortization and other expenses as defined. For the months ended February 28, 2001 through May 31, 2001, we were in compliance with all financial covenant requirements reflected in the DIP Facility.

The $60 million revolving credit facility included in the DIP Facility will be used (i) to finance our operations in the normal course of business during the restructuring process (including the required adequate protection payments and funding the operating requirements and certain capital projects of Cineplex Odeon Canada - up to a maximum of $20 million) and (ii) to complete certain "designated" construction projects, currently under construction, which were committed to prior to the petition date. The terms of the DIP Facility also requires us to make adequate protection payments on a monthly basis on the pre-default amounts borrowed under our Senior Revolving Credit Facility (approximately $655 million). The amount of the monthly adequate protection payments is based on the base rate of interest plus 150 basis points. The loan by us to Cineplex Odeon Canada of up to $20 million was approved by the Superior Court on February 15, 2001. This loan has been secured by the assets of Cineplex Odeon Canada and its subsidiaries with the security being held by Deutsche Bank (Canada) as agent. The loan and the security therefor have been pledged to the lenders under the DIP Facility. On July 3, 2001, the Bankruptcy Court authorized us to execute a Second Amendment to the DIP Facility. This amendment generally permits us to separately finance our obligations to complete the 14-screen theatre complex at West 34th Street in New York City, which we will operate under a long-term operating lease agreement. This theatre was committed to by us prior to the petition filing date (February 15, 2001). Approximately $8.7 million has been spent to date on this theatre and the cost to complete this theatre is estimated at $8.1 million, for the purchase and installation of furniture, fixtures and equipment and certain other tenant improvements. The developer has agreed to provide financing of up to $10 million for us to complete the West 34th Street theatre. We and the developer have executed a Loan and Security Agreement, dated June 15, 2001, to finalize this financing ("the West 34th Street Loan") and the Bankruptcy Court approved the Loan and Security Agreement on July 3, 2001. As collateral for this loan, the developer will receive a security interest in an existing property, which is owned by us in fee. We are presently marketing this property and the proceeds, if the sale is consummated, will be used to repay any amounts outstanding under the West 34th Street Loan and to complete any remaining obligations relative to the West 34th Street theatre. The West 34th Street Loan will also be secured by a lien on our interest in the West 34th Street lease and the cash flow generated by the theatre operations. The West 34th Street Loan matures on the earlier of three years or upon our emergence from bankruptcy. The loan bears interest at LIBOR plus 3.25%, which is payable monthly. Principal is payable at maturity.

As of February 28, 2001, no amounts had been drawn against the DIP Facility. As of May 31, 2001, we have drawn $4.0 million against the DIP Facility. Our availability under the DIP Facility amounts to $56 million as of May 31, 2001. On June 13, 2001, an additional $4.0 million has been drawn against the DIP Facility. Our availability under the DIP Facility amounts to $52 million as of June 30, 2001.

We generate cash flow from our theatre operations (including cash generated from investments in new builds and reconfigurations of existing theatres). Also, we preserve cash as a result of the closing of obsolete, unprofitable or non-strategic theatres, the majority of which generate negative cash flow from operations. Our revenues are generated primarily from the sale of admission tickets, concession sales and ancillary revenues. Generally, this provides us with working capital operating float, which is consistent with the industry, since cash revenues are generally collected in advance of the payment of related expenses. Our operating revenue levels are directly related to the success and appeal of the film product produced and distributed by the studios. In addition to cash flow generated from operations, our liquidity requirements have been funded primarily by availability under our DIP Facility.

We continue to close or dispose of certain overlapping theatre locations and underperforming theatres, including older, obsolete theatres which contribute only marginally to cash flow or operate at a cash flow loss. In connection with the Chapter 11 and CCAA filings, we have established reserves for settlement of landlord claims as a result of rejection or repudiation of theatre leases. These claims may be settled either by cash or equity of Loews Cineplex or, in the case of Cineplex Odeon, as otherwise provided in its CCAA plan of arrangement. The nature and magnitude of how these liabilities will ultimately be treated and settled cannot be determined until a Chapter 11 plan of reorganization/CCAA plan of arrangement is confirmed by the Bankruptcy Court or Superior Court and become effective. As of June 30, 2001, 71 theatres comprising 477 screens have been approved for rejection by the Bankruptcy Court in the U.S., 34 theatres comprising 189 screens have been repudiated in Canada and four leases have been terminated in Austria and Poland. As a result of our continued review of the leases in our portfolio and the results of the lease renegotiation process, additional leases may be targeted for rejection or repudiation in the future.

At May 31, 2001, we had capital spending commitments aggregating approximately $49.8 million that we anticipated funding over the next year for the completion of construction of 7 theatre properties comprising 111 screens. These projects are currently under construction and were previously committed prior to our bankruptcy filing. Given the decline in our cash flow and our need to satisfactorily resolve our liquidity needs and rationalize our capital structure, we have halted our expansion program until we are able to resolve our financing needs. Our capital spending commitment of $49.8 million includes the remaining capital required to complete the West 34th Street theatre (approximately $8.1 million). As previously noted, the remaining capital requirement to complete this theatre will be funded by a loan from the developer.

In connection with the combination with Cineplex Odeon Corporation on May 14, 1998 (the "Combination"), we entered into a $1 Billion Senior Revolving Credit Facility with Bankers Trust Company, as administrative agent. The Senior Revolving Credit Facility, together with an $84.5 million equity contribution provided by Universal Studios, Inc. ("Universal"), replaced the Sony Corporation of America ("SCA") Credit Facility and Cineplex Odeon's existing credit facility, funded cash paid to Sony Pictures Entertainment Inc. ("SPE") and/or its affiliates upon closing of the Combination, and provided ongoing financing to us to fund working capital requirements and theatre expansion in North America and internationally. This Senior Revolving Credit Facility was comprised of two tranches, a $750 million senior secured revolving credit facility, secured by substantially all of our assets, other than real property interests, and the assets, other than real property interests, of our domestic subsidiaries, and a $250 million uncommitted facility. The Senior Revolving Credit Facility bears interest, payable monthly, at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin based on our Leverage Ratio (as defined in the credit agreement). Our borrowings under the Senior Revolving Credit Facility at May 31, 2001 and February 28, 2001 totaled $735.0 million and $733.8 million, respectively, with an additional $5.1 million and $6.5 million of availability for outstanding letters of credit, respectively. The amount of accrued and unpaid pre-petition interest is approximately $2.0 million. By reason of the Chapter 11 filing, there is no additional availability under the Senior Revolving Credit Facility. The increase in borrowings of $1.2 million during the three months ended May 31, 2001 represents the funding of amounts drawn on existing letters of credit under our Senior Revolving Credit Facility. In accordance with the final order approving the DIP Facility, the Company is authorized to make adequate protection payments on the pre-default bank debt outstanding under the Senior Revolving Credit Facility (approximately $655 million). The amount of the monthly adequate protection payments is based on the base rate of interest plus 150 basis points.

On August 5, 1998, we issued $300 million of 8 7/8% Senior Subordinated Notes due 2008 to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). Net proceeds of $288.6 million were used primarily to repay Plitt's outstanding $200 million aggregate principal amount of 10 7/8% Senior Subordinated Notes and borrowings under the Senior Revolving Credit Facility. Subsequently, on November 19, 1998, we completed an offering to exchange $300 million aggregate principal amount of our 8 7/8% Senior Subordinated Notes Due 2008, which were registered under the Securities Act for a like principal amount of our privately placed 8 7/8% Senior Subordinated Notes Due 2008. On February 1, 2001, the required interest payment of $13.3 million due on these Senior Subordinated Notes was blocked by the lenders under our Senior Revolving Credit Facility. In accordance with the Indenture, we had thirty days to cure the default before such payment default became an event of default which would permit the requisite holders to accelerate payment of the outstanding principal amount of and accrued interest on these notes. These notes automatically accelerated as a result of the Chapter 11 filing. We do not at this time have access to capital to be able to repay these notes or interest in cash. The payments on the 8 7/8% Senior Subordinated Notes, including interest have been stayed.

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

Properties

At May 31, 2001, Loews Cineplex, including Star, Magic Johnson, Yelmo Cineplex and Megabox theatres, operated or had interests in 2,489 screens in 281 theatres, of which 29 theatres were owned by us, 248 theatres were leased and 4 theatres were operated by us under management arrangements. Our leases are entered into on a long-term basis. The lease terms generally range from 20 to 40 years and contain various renewal options, generally in intervals of 5 to 10 years. Theatre leases provide for the payment of a fixed annual rent and, sometimes, a percentage of box office receipts or total theatre revenue. The following tables show the locations of our screens in operation at May 31, 2001, including our partnerships' theatres.



                                  United States                                               Canada

State                        Screens        Locations        Province                Screens        Locations
------------------------------------------------------      --------------------------------------------------
Arizona                           33                4        Alberta                     133               14
California                        80                9        British Columbia             50                8
Connecticut                       30                2        Manitoba                     13                3
District of Columbia              28                8        Ontario                     289               34
Florida                           20                1        Quebec                      160               21
Georgia                           12                1        Saskatchewan                 27                4
                                                                                 ------------    -------------
Illinois                         207               25           Total                    672               84
                                                                                 ============    =============
Indiana                           51                5
Maryland                         102               11
Massachusetts                    100                9                                           International
Michigan                         156               10
Minnesota                          4                1        Country               Screens        Locations
                                                             -------------------------------------------------
New Hampshire                     12                2        Spain                       161               18
New Jersey                       195               17        Korea                        16                1
New York                         261               36        Hungary                       6                1
                                                                                 ------------    -------------
Ohio                              32                2           Total                    183               20
                                                                                 ============    =============
Pennsylvania                      49                3
Texas                            102                9        Grand Total               2,489               281
Utah                              30                4                            ============    =============
Virginia                          21                3
Washington                       109               15
                          -----------     ------------
   Total                       1,634              177
                          ===========     ============

Theatre Portfolio Changes

The following table indicates the number of theatre locations and screens and changes in each for the three months ended May 31, 2001. These figures include screens and locations operated by Star, Magic Johnson, Yelmo Cineplex and Megabox.

                                        Three Months ended
                                           May 31, 2001
                                        ------------------
                                        North
                                       America       Int'l        Total
                                       -------       -----        -----
Locations
---------
Beginning Balance                         273          21          294
New builds                                  -           -            -
J.V. Investments - International            -           -            -
Dispositions                             (12)         (1)         (13)
                                        -----         ---        -----
Ending Balance                            261          20          281
                                        =====         ===        =====

Screens
-------

Beginning Balance                       2,375         188        2,563
New builds/Expansions                       6           -            6
J.V. Investments - International            -           -            -
Dispositions                             (75)         (5)         (80)
                                        -----         ---        -----
Ending Balance                          2,306         183        2,489
                                        =====         ===        =====

Note: The fiscal 2002 dispositions in the table above excludes 11 locations comprising 71 screens which closed on March 1, 2001. These locations and screens were included in Annual Report on Form 10-K for the fiscal year ended February 28, 2001 as fiscal 2001 dispositions.

During the three month period ended May 31, 2001, we expanded one existing theatre adding six screens: the Old Orchard Gardens theatre.

During the three month period ended May 31, 2001, we disposed of or closed 13 theatre locations comprising 80 screens. We continue to close or dispose of certain overlapping theatre locations and underperforming theatres, including older, obsolete theatres that contribute only minimally to cash flow from operations or are operating at a loss. As a result of management's plan to accelerate the disposal of theatres due primarily to continued weak operating performance and the continued industry downturn, during fiscal 2001 we targeted 189 locations comprising 1,160 screens for accelerated disposition or closing including 108 locations comprising 645 screens in the U.S., 79 locations comprising 501 screens in Canada and 2 locations comprising 14 screens internationally. These theatres generated $215.4 million in revenues and $22.2 million in negative operating cash flow during fiscal 2001. While in the aggregate these theatres generate significant revenues, the disposition or closure of these screens will improve our operating cash flow on an ongoing basis. Through the end of fiscal year 2001, 107 of these locations (aggregating 587 screens) had been closed, including 11 locations comprising 71 screens which closed on March 1, 2001. The remaining 82 locations (573 screens) are targeted for disposal and/or renegotiation during fiscal year 2002. During the three months ended May 31, 2001, theatre dispositions in the table above include 10 locations (80 screens) of these 82 locations (573 screens) which have been closed and 21 leases (156 screens) of these 82 locations have been successfully renegotiated. In addition, during the first quarter of fiscal 2002 we were successful in renegotiating leases for 16 locations (98 screens) which were not targeted for disposal. We anticipate that we will be successful in closing/renegotiating the remaining theatres targeted for disposal because as debtors-in-possession in the U.S. and pursuant to the Initial Order in Canada, we have the right, subject to Bankruptcy Court and Superior Court approval and certain other limitations, to reject/repudiate unexpired leases. In bankruptcy to date, we have rejected 71 of these theatre leases in the U.S., repudiated 34 of these theatres in Canada and terminated four of these leases in Austria and Poland. As a result of our continued review of the leases in our portfolio and the results of the lease renegotiation process, additional leases may be targeted for rejection/repudiation or restructuring in the future.

New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity" was effective for all of our fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that we recognize those items as assets or liabilities in our statement of financial position and measure them at fair value. The adoption of this standard did not have a significant impact on our operating results or financial position.

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

Factors That May Affect Future Performance

In addition to other factors and matters discussed elsewhere herein, factors that, in our view, could cause actual results to differ materially from those discussed in forward-looking statements include: (1) our ability to successfully emerge from our bankruptcy proceedings in a reasonable time period, including the success of future operations and the ability to meet obligations as they become due; (2) the adequacy of our DIP Facility relevant to our liquidity throughout the bankruptcy period; (3) our high debt levels, which need to be restructured and reduced as part of a Chapter 11 reorganization plan and CCAA plan of arrangement; (4) the effect of economic conditions on a national, regional or international basis; (5) competitive pressures in the motion picture exhibition industry; (6) the financial resources of, and films available to, us and our competition; (7) changes in laws and regulations, including changes in environmental and disabilities laws and changes in accounting standards; and (8) opportunities that may be presented to and pursued by us.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have exposure to various market risks, including interest rate risk and foreign currency exchange rate risk. See additional disclosures in our Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Metreon Arbitration

                  In May 1997, we entered into a 21 year lease with Metreon, Inc. ("Metreon"), an affiliate of Sony Corporation of America, to operate a multiplex theatre in an entertainment/retail complex developed by Metreon in San Francisco. Since that theatre opened in June 1999, we have had a dispute with Metreon with respect to construction costs (amount of dispute is approximately $5 million) that may be our responsibility under the lease. Also, we are in dispute with regard to the nature of the costs that Metreon is seeking to include as operating expenses under the lease, and the proper allocation of operating expenses to this theatre, based on our proportionate share of the complex. To date, we have been unable to resolve these issues through negotiation with Metreon. The estimated difference in operating expenses allocable to this theatre, taking into account differences over both the nature of the allocable costs and determination of our proportionate share of the complex, is approximately $3
                  - $4 million per annum for the duration of the lease. Pursuant to the terms of the lease, we are to contribute to the operating expenses of the complex in an amount equal to our proportionate share of the total floor area of the complex. Metreon has asserted that our proportionate share of the complex is approximately 49%, while we assert that our proportionate share is approximately 32%. On September 19, 2000, as permitted by the lease, Metreon filed a demand for arbitration with the American Arbitration Association seeking a declaration of the proportionate share of the complex floor area occupied by this theatre. We believe that we have meritorious defenses to all of Metreon's claims against us under the lease and intend to vigorously assert our position regarding our proportionate share of the complex. This arbitration is stayed as a result of the filing of the Chapter 11 petition. On May 17, 2001, Metreon filed a motion for relief from the automatic stay to pursue the arbitration. We have filed an objection to Metreon's motion.

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

                  Not Applicable

ITEM 5.           OTHER INFORMATION

                  Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                     None

                  (b) Reports on Form 8-K

                      During the quarter ended May 31, 2001, the Company filed one current report on Form 8-K, dated May 15, 2001. The report disclosed in Item 5 that the Company filed its Monthly Operating Statement for the period February 15, 2001 through March 31, 2001 with the United States Bankruptcy Court for the Southern District of New York.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LOEWS CINEPLEX ENTERTAINMENT
                             CORPORATION (Registrant)

Date: July 16, 2001

                             By:      /s/ John J. Walker
                                      ----------------------------------------
                                      John J. Walker, Senior Vice President
                                      and Chief Financial Officer


                             By:      /s/ Joseph Sparacio
                                      ----------------------------------------
                                      Joseph Sparacio, Vice President Finance
                                      and Controller