Form 10-Q
period 2001-08-31
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 2001-10-12
CIK 1054588

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2001


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

Common Stock outstanding (including non-voting common stock) - 58,622,646 shares at August 31, 2001

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEET
       (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE INFORMATION)

                                                                                    August 31,       February 28,
                                                                                          2001               2001
                                                                                   -----------       ------------
                                                                                   (Unaudited)
                                  ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                      $   57,809        $   47,200
     Accounts receivable                                                                16,422            11,453
     Inventories                                                                         3,975             4,056
     Prepaid expenses and other current assets                                           6,283             7,340
                                                                                   -----------       -----------
               TOTAL CURRENT ASSETS                                                     84,489            70,049

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                              1,028,640         1,068,923
OTHER ASSETS
     Investments in and advances to partnerships                                        93,019            95,359
     Goodwill, net                                                                     405,838           416,514
     Other intangible assets, net                                                       20,641            21,220
     Deferred charges and other assets                                                   6,603             5,521
                                                                                   -----------       -----------
               TOTAL ASSETS                                                        $ 1,639,230       $ 1,677,586
                                                                                   ===========       ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                         $   108,205        $   88,059
     Deferred revenue                                                                   19,092            22,423
     Current maturities of long-term debt                                              737,057           733,844
     Debtor-in-possession credit facility                                                    -                 -
     Current portion of capital leases, mortgages and other                              6,354             5,821
                                                                                   -----------       -----------
               TOTAL CURRENT LIABILITIES                                               870,708           850,147

LONG-TERM MORTGAGES                                                                      6,305             6,393
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                     33,265            33,919
ACCRUED PENSION AND  POST-RETIREMENT OBLIGATIONS                                         6,069             6,766
OTHER LIABILITIES                                                                      122,073           132,874
                                                                                   -----------       -----------
               TOTAL LONG-TERM LIABILITIES                                             167,712           179,952

LIABILITIES SUBJECT TO COMPROMISE (Note 4)                                             480,099           471,390
                                                                                   -----------       -----------

               TOTAL LIABILITIES                                                     1,518,519         1,501,489
                                                                                   -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
     Common stock ($.01 par value, 300,000,000 shares authorized;
          58,538,646 shares issued and outstanding at August 31,
          2001 and at February 28, 2001)                                                   586               586
     Common stock-Class B non-voting ($.01 par value, 10,000,000 shares authorized; 84,000 shares issued and outstanding
          at August 31, 2001 and at February 28, 2001)                                       1                 1
     Additional paid-in capital                                                        671,707           671,707
     Accumulated other comprehensive income                                             (7,634)           (6,626)
     Retained deficit                                                                 (543,949)         (489,571)
                                                                                   -----------       -----------
               TOTAL STOCKHOLDERS' EQUITY                                              120,711           176,097
                                                                                   -----------       -----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 1,639,230       $ 1,677,586
                                                                                   ===========       ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             (DEBTORS-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
       (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE INFORMATION)

                                                               For the Three Months Ended       For the Six Months Ended
                                                               ---------------------------     ---------------------------
                                                                August 31,      August 31,      August 31,      August 31,
                                                                      2001            2000            2001            2000
                                                               -----------     -----------     -----------     -----------
REVENUES
   Box Office                                                  $   190,227     $   182,137     $   317,335     $   325,683
   Concession                                                       70,883          71,416         118,649         125,841
   Other                                                             9,940          11,465          16,586          18,764
                                                               -----------     -----------     -----------     -----------
                                                                   271,050         265,018         452,570         470,288
                                                               -----------     -----------     -----------     -----------

EXPENSES
   Theatre operations and other expenses                           193,502         201,286         339,438         363,671
   Cost of concessions                                              11,558          11,548          19,495          20,187
   General and administrative                                       11,152          13,865          21,103          26,499
   Depreciation and amortization                                    27,070          30,683          55,583          61,269
   Loss on sale/disposal of theatres                                12,278          38,669          17,815          38,779
                                                               -----------     -----------     -----------     -----------
                                                                   255,560         296,051         453,434         510,405
                                                               -----------     -----------     -----------     -----------

INCOME / (LOSS) FROM OPERATIONS                                     15,490         (31,033)           (864)        (40,117)
Interest expense (including adequate protection payments)           15,416          23,515          33,111          45,122
Reorganization costs                                                 9,388               -          19,216               -
                                                               -----------     -----------     -----------     -----------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                            (9,314)        (54,548)        (53,191)        (85,239)
Income tax expense                                                     595             988           1,187           1,770
                                                               -----------     -----------     -----------     -----------

LOSS BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                                   (9,909)        (55,536)        (54,378)        (87,009)
Cumulative effect of change in accounting principle, net
of tax                                                                   -               -               -           7,841
                                                               -----------     -----------     -----------     -----------

NET LOSS                                                       $    (9,909)    $   (55,536)    $   (54,378)    $   (94,850)
                                                               ===========     ===========     ===========     ===========

   Weighted Average Shares Outstanding - basic and diluted      58,622,646      58,622,646      58,622,646      58,622,646

   Loss per Share before Cumulative Effect of Change in
   Accounting Principle - basic and diluted                    $     (0.17)    $     (0.95)    $     (0.93)    $     (1.48)
                                                               ===========     ===========     ===========     ===========

   Loss per Share - basic and diluted                          $     (0.17)    $     (0.95)    $     (0.93)    $     (1.62)
                                                               ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             (DEBTORS-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                   (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                      For the Six Months Ended
                                                                                      ------------------------
                                                                                     August 31,        August 31,
                                                                                           2001              2000
                                                                                   ------------      ------------
OPERATING ACTIVITIES
   Net loss                                                                        $    (54,378)     $    (94,850)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                      55,583            61,269
      Reorganization costs                                                               19,216                 -
      Cumulative effect of change in accounting principle                                     -             7,841
      Loss on sale/disposal of theatres                                                  17,815            38,779
      Equity (earnings)/loss from long-term investments, net of distributions              (416)            2,309
      received
   Changes in operating assets and liabilities:
      (Increase)/decrease in accounts receivable                                         (3,417)            3,270
      Increase in accounts payable and accrued expenses                                  13,030                23
      (Decrease) in other operating assets and liabilities, net                          (7,620)          (13,224)
                                                                                   ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE REORGANIZATION COSTS                    39,813             5,417
   Reorganization costs paid during the period                                           (9,277)                -
                                                                                   ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                30,536             5,417
                                                                                   ------------      ------------

INVESTING ACTIVITIES
   Investments in/advances to partnerships, net of repayments                                 -           (18,716)
   Proceeds from sale of assets                                                           1,896             5,338
   Capital expenditures                                                                 (22,856)          (99,893)
                                                                                   ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (20,960)         (113,271)
                                                                                   ------------      ------------

FINANCING ACTIVITIES
   Borrowings from Senior Revolving Credit Facility, net of repayments                    1,241           124,009
   Proceeds from sale of interest rate swaps                                                  -             8,650
   (Repayments) / Borrowings from Debtor-in-Possession Credit Facility                        -                 -
   Borrowings from West 34th Street Loan                                                    916                 -
   Repayment of long-term debt and capital leases                                        (1,124)           (2,215)
                                                                                   ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 1,033           130,444
                                                                                   ------------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    10,609            22,590
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         47,200            31,735
                                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $     57,809      $     54,325
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

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 1  - THE COMPANY AND BASIS OF PRESENTATION
-----------------------------------------------

Loews Cineplex Entertainment Corporation ("LCP" or the "Company") is a major motion picture theatre exhibition company with operations in North America and Europe. The Company operates theatres under the Loews Theatres, Cineplex Odeon Theatres, Star Theatres, Magic Johnson Theatres, Megabox Theatres and Yelmo Cineplex Theatres marquees. As of August 31, 2001, LCP owns, or has interests in, and operates 2,492 screens at 276 theatres in 20 states and the District of Columbia, six Canadian provinces, Spain, Hungary and Korea. The Company's principal geographic markets include New York and the metropolitan area, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle and Washington D.C. in the U.S.; Toronto, Montreal and Vancouver in Canada; and Madrid, Spain. The Company holds a 50% partnership interest in each of the Yelmo Cineplex de Espana ("Yelmo"), Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships and holds a 24% interest in the Megabox Cineplex, Inc. ("Megabox") joint venture in Korea. Yelmo, LST, MJT and Megabox hold interests in and operate 34 locations comprising a total of 393 screens. Screens and locations for these joint ventures are included in the Company amounts referred to above.

Bankruptcy Proceedings

On February 15, 2001, LCP and all of its wholly owned U.S. subsidiaries (the "Debtors") filed voluntary petitions to reorganize under Chapter 11 ("Chapter 11") of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are operating their business as debtors-in-possession. On February 27, 2001, the Office of the United States Trustee for the Southern District of New York (the "U.S. Trustee") appointed a statutory committee of unsecured creditors (the "Creditors' Committee") to represent the interests of the Debtors' unsecured creditors. In Canada, an order (the "Initial Order") to initiate a restructuring of obligations and operations under the Companies' Creditors Arrangement Act ("CCAA") was obtained on February 15, 2001 from the Ontario Superior Court of Justice (the "Superior Court") for the Company's wholly owned subsidiary, Cineplex Odeon Corporation ("Cineplex Odeon") and certain of its other Canadian subsidiaries. In addition, on February 26, 2001, the Company's wholly owned Austrian subsidiary, LCE Europlex KinobetriebsgmbH ("LCE Europlex"), filed a petition for bankruptcy in Vienna, Austria, and on March 16, 2001, the Company filed a petition for bankruptcy in Warsaw, Poland on behalf of its wholly owned Polish subsidiary LCE Polska Holding Sp. z o.o. See Note 4, Liabilities Subject to Compromise, for further discussion.

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

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 1  - THE COMPANY AND BASIS OF PRESENTATION, CONTINUED
----------------------------------------------------------

As a result of the Company's recurring losses, the Chapter 11 and CCAA filings and circumstances relating to these events, including the Company's debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. In order to provide liquidity over the next fiscal year, the Company entered into an agreement dated February 15, 2001, as amended, with a group of lenders led by Bankers Trust Company, as Administrative Agent, for a Debtor-in-Possession Credit Facility (the "DIP Facility"). The DIP Facility provided the Company with $60 million in additional financing through the earlier of January 31, 2002 or upon the occurrence of certain other events including the effectiveness of a Chapter 11 plan of reorganization. See Note 5 to these unaudited consolidated financial statements for further discussion. The Company believes that cash from operations along with financing provided through the DIP Facility should be available to provide liquidity to allow the Company to continue as a going concern. However, there can be no assurance of this. The accompanying unaudited consolidated financial statements of LCP have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with various financial and other covenants under the DIP Facility and the ability to generate sufficient cash from operations and financing sources to meet its obligations as they become due. In the event a Chapter 11 plan of reorganization/CCAA plan of arrangement (collectively referred to as "plans of reorganization") are confirmed by the Bankruptcy Court/Superior Court and become effective, continuation of the Company's business thereafter will be dependent on the Company's ability to achieve successful operations, maintain satisfactory capital and liquidity and obtain access to funds under a credit facility. Until the plans of reorganization are confirmed by the Bankruptcy Court/Superior Court and become effective, there can be no assurance that the Company will emerge from these bankruptcy proceedings, and the effect of the terms and conditions of such plans of reorganization on the Company's business cannot be determined. Therefore there is substantial doubt regarding the Company's ability to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information; therefore, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity" was effective for all of the Company's fiscal quarters beginning March 1, 2001. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that the Company recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The adoption of this standard by the Company did not have a significant impact on its operating results or financial position.

On July 20, 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", were issued. SFAS No. 141, which supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations", requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS, CONTINUED
-------------------------------------------------

intangible assets separately from goodwill. SFAS No. 142, which supersedes APB No. 17, "Intangible Assets", requires that goodwill and indefinite lived intangible assets shall no longer be amortized to earnings, but instead be reviewed and tested for impairment at least annually. SFAS No. 142 also requires that the amortization period of intangible assets with finite lives be no longer limited to forty years. The amortization of goodwill by the Company will cease upon adoption of SFAS No. 142 which will be effective for the Company beginning March 1, 2002.

On August 16, 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued. SFAS No. 143 requires the establishment of a liability for an asset retirement obligation. SFAS No. 143 will be effective for the Company's fiscal year beginning March 1, 2003. The Company is currently considering the impact, if any, that this statement will have on its financial position and operating results.

On October 3, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 generally conforms, among other things, impairment accounting for assets to be disposed of including those in discontinued operations and eliminates the exception to consolidation for which control is likely to be temporary. SFAS No. 144 will be effective for the Company's fiscal year ending February 28, 2003. The Company is currently considering the impact, if any, that this statement will have on its financial position and operating results.

NOTE 3 - CASH AND CASH EQUIVALENTS
----------------------------------

Cash and cash equivalents as of August 31, 2001 and February 28, 2001, include restricted cash of approximately $1.8 million and nil, respectively, related to funds required to be held in a trust account for a construction project in Canada.

NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE
------------------------------------------

As discussed in Note 1 to these unaudited consolidated financial statements, the Company has been operating as debtors-in-possession under Chapter 11 in the U.S. and pursuant to the Initial Order of the Superior Court in Canada since February 15, 2001. The Company is authorized to operate its business in the ordinary course.

Liabilities Subject to Compromise

As a result of the Chapter 11 filing in the U.S., all actions to collect the payment of pre-petition indebtedness are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. These claims are reflected in the August 31, 2001 unaudited consolidated balance sheet and the February 28, 2001 consolidated balance sheet as Liabilities Subject to Compromise. Pre-petition claims secured against the Debtors' assets ("secured claims") are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Pre-petition secured claims (primarily representing amounts borrowed under the Company's Senior Revolving Credit Facility) are generally secured by all personal property and certain real property of LCP and its domestic subsidiaries, a pledge of the stock of all

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)




NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE, CONTINUED
-----------------------------------------------------

domestic subsidiaries and LCP's equity interest in and loans to its foreign subsidiaries. These secured claims have not been reflected as Liabilities Subject to Compromise. Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Bankruptcy Court, the Bankruptcy Court approved LCP's motions to pay certain pre-petition obligations including: (i) payments, on normal terms, to film distributors, (ii) continuing to honor gift certificates, movie passes and other customer programs,
(iii) payment for employee wages and related benefits and reimbursement of employee business expenses and (iv) adequate protection payments to the lenders of the Senior Revolving Credit Facility. The Company has been and intends to continue to pay undisputed post-petition claims of all vendors, film distributors and other suppliers in the ordinary course of business. In addition, the Company may reject pre-petition executory contracts and unexpired leases with the approval of the Bankruptcy Court with respect to the Company's U.S. operations. Between February 15, 2001 and August 31, 2001, the Company obtained Bankruptcy Court approval to reject 75 leases comprising 506 screens. As a result, as of August 31, 2001, the Company has closed 65 of these theatres comprising 421 screens. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the U.S. and are classified as liabilities subject to compromise. LCP has notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 case. On July 27, 2001, the Company filed a motion seeking to set a bar date of September 24, 2001. On August 2, 2001, the Bankruptcy Court entered an order granting the Company's motion to establish a bar date of September 24, 2001. The bar date was subsequently extended by the Bankruptcy Court to September 26, 2001. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated, and the Bankruptcy Court will make a final determination on the allowance of claims. The determination of how liabilities will ultimately be settled and treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Accordingly, the ultimate amount of such liabilities is presently not determinable.

As a result of the Initial Order of the Superior Court in Canada, substantially all actions to enforce or otherwise effect payment of pre-filing obligations of Cineplex Odeon and its subsidiaries are stayed. The rights of secured creditors to enforce against the Company's Canadian assets are also stayed. These claims are reflected in the August 31, 2001 unaudited consolidated balance sheet and the February 28, 2001 consolidated balance sheet as Liabilities Subject to Compromise. The stay period has been extended through November 30, 2001. Although pre-petition claims are generally stayed, the Initial Order permits (i) payments on normal terms to persons supplying goods and services after the date of the Initial Order, including film suppliers, as well as certain pre-filing claims, (ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses as well as statutory severance pay and (iv) the borrowing of up to $20 million from LCP and the granting of security by the assets of Cineplex Odeon and its subsidiaries to secure such borrowings. Cineplex Odeon has been and intends to continue to pay undisputed post-filing claims of all vendors, film suppliers and other suppliers in the ordinary course of business. In addition, the Initial Order permits the repudiation of unexpired leases of Cineplex Odeon and its subsidiaries. Between February 15, 2001 and August 31, 2001, Cineplex Odeon has repudiated 40 leases comprising 235 screens pursuant to the Initial Order of the Superior Court. As a result, as of August 31, 2001, Cineplex Odeon has closed 35 of these theatres comprising 199 screens. Landlords whose leases have been repudiated will be entitled to file a claim in the CCAA proceedings in respect of such repudiation. The treatment of such claims has yet to be determined and will be set out in a plan of compromise and arrangement to be presented by Cineplex Odeon to the Superior Court and to its affected creditors. A claims process and claims bar date was established to determine the claims entitled to vote on

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE, CONTINUED
-----------------------------------------------------

a plan as well as to receive distributions thereunder. On August 2, 2001, by order of the Superior Court, the claims process was approved and the claims bar date of September 24, 2001 was set. Ultimately, any plan of compromise or arrangement must be approved by a vote of a majority in number of creditors of each class of creditors affected by the plan as well as by a vote of holders of two-thirds of the value of the claims of each such class. If such a vote is favorable, the plan must then be sanctioned by the Superior Court.

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

As of August 31, 2001 and February 28, 2001, the Company has liabilities subject to compromise of approximately $480.1 million and $471.4 million, respectively, which include the following:

                                                              August 31, 2001    February 28,2001
                                                              ---------------    ----------------
     8 7/8% Senior Subordinated Notes                          $   300,000          $  300,000
     Interest payable - Senior Subordinated Notes                   14,348              14,348
     Trade payables                                                 30,694              31,454
     Rent and rent related charges                                  19,611              17,702
     Lease termination claim liability (see above)                 107,990              94,380
     Accrued expenses/other                                          7,456              13,506
                                                               -----------          ----------
                                                               $   480,099          $  471,390
                                                               ===========          ==========

All amounts presented above may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.

Amounts outstanding under the 8 7/8% Senior Subordinated Notes as of February 15, 2001 are classified as liabilities subject to compromise in the unaudited consolidated statement of financial position until a plan of reorganization is approved and implemented. The required interest payment of $13.3 million due February 1, 2001 was blocked by the lenders under the Senior Revolving Credit Facility prior to the filing date. Interest on unsecured claims has not been accrued during the period subsequent to the filing date (February 15, 2001). The amount of additional unpaid interest on the 8 7/8% Senior Subordinated Notes that would have been accrued through August 31, 2001 approximates $14.4 million.

The lease termination claim liability is based upon the Company's estimates of the landlords' claims for 65 theatres (421 screens) rejected and closed in the U.S., 35 theatres (199 screens) repudiated and closed in Canada and four leases terminated in Austria and Poland. In the U.S., the amount accrued by the Company for a landlord's lease claim, with respect to rejected theatres, is limited under the Bankruptcy Code. This limitation provides the Company with a far smaller lease termination liability than would have been incurred if these leases had been terminated without the protection of the Bankruptcy Code. This provision may be subject to future adjustments based on claims filed by the landlords and Bankruptcy Court actions. In Canada, the amount payable in respect of repudiated leases is established under the plan presented for approval by the affected classes of the creditors and the Superior Court. Although this amount is usually less than would otherwise be payable upon the unilateral termination of a lease, it is not prescribed by

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE, CONTINUED
-----------------------------------------------------

statute. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected/repudiated contracts or from additional leases which may be rejected/repudiated in connection with the bankruptcy proceedings. The Company is negotiating with certain of its remaining landlords and is continuing to evaluate its remaining leases as part of its reorganization process.

NOTE 5 - LONG-TERM DEBT AND OTHER OBLIGATIONS
---------------------------------------------

Due to the Company's failure to comply with certain financial covenants and the commencement of the Chapter 11 and CCAA cases, the Company is in default on substantially all of its pre-petition debt obligations. Except as otherwise may be determined by the Bankruptcy Court or the Superior Court, the stay protection afforded by the Chapter 11 and CCAA cases prevents any action from being taken with regard to any of the defaults under the pre-petition debt obligations. Certain of these obligations are classified as Liabilities Subject to Compromise at August 31, 2001 and February 28, 2001. See Note 4 to these unaudited consolidated financial statements for additional information. The Company's borrowings under its Senior Revolving Credit Facility at August 31, 2001 and February 28, 2001 totaled $737.0 million and $733.8 million, respectively, with an additional $5.0 million and $6.5 million of availability for outstanding letters of credit, respectively. The Senior Revolving Credit Facility balance at August 31, 2001 includes approximately $2.0 million of pre-petition accrued interest which has been reclassified as part of the principal balance of the Senior Revolving Credit Facility. The remaining increase in borrowings of $1.2 million during the six months ended August 31, 2001 represents the funding of amounts drawn on existing letters of credit under the Senior Revolving Credit Facility.

Long-term debt and other obligations consist of:

                                                                     August 31,2001    February 28, 2001
                                                                     --------------    -----------------
Senior Revolving Credit Facility                                     $      737,057    $         733,844
Debtor-in-Possession Credit Facility                                              -                    -
West 34/th/ Street Loan                                                         916                    -
Mortgages payable - non-recourse, payable from 1998
   through 2008, interest rates from 8.5% to 11.5%                           10,248               10,746
                                                                     --------------    -----------------
                                                                            748,221              744,590
Less: Current maturities                                                    741,916              738,197
                                                                     --------------    -----------------
                                                                     $        6,305    $           6,393
                                                                     ==============    =================

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


NOTE 5 - LONG-TERM DEBT AND OTHER OBLIGATIONS, CONTINUED
--------------------------------------------------------

liens and indebtedness, limitations on the sale of assets, and limitations on the funding of capital expenditures. The DIP Facility also requires that the Company meet certain minimum thresholds for consolidated cumulative earnings before interest, taxes, depreciation/amortization and other expenses as defined. For the months ended February 28, 2001 through August 31, 2001, the Company was in compliance with all financial covenant requirements reflected in the DIP Facility.

The $60 million revolving credit facility included in the DIP Facility will be used to finance the Company's operations in the normal course of business during the restructuring process (including the required adequate protection payments and funding the operating requirements and certain capital projects of Cineplex Odeon - up to a maximum of $20 million) and the completion of certain "designated" construction projects, currently under construction, which were committed to prior to the petition date. The terms of the DIP Facility also require the Company to make adequate protection payments on the pre-default amounts borrowed under the Senior Revolving Credit Facility (approximately $655 million). The amount of the monthly adequate protection payments is based on the base rate of interest plus 150 basis points. The loan to Cineplex Odeon of up to $20 million was approved by the Superior Court on February 15, 2001. This loan has been secured by the assets of Cineplex Odeon and its subsidiaries with the security being held by Deutsche Bank (Canada) as agent. The loan and the security therefor have been pledged to the lenders under the DIP Facility.

On July 3, 2001, the Bankruptcy Court authorized the Company to execute a Second Amendment to the DIP Facility. This amendment generally permits the Company to separately finance its obligations to complete the 14-screen theatre complex at West 34/th/ Street in New York City, which will be operated by the Company under a long-term operating lease agreement. This theatre was committed to by the Company prior to the petition filing date (February 15, 2001). Approximately $10.0 million has been spent to date on this theatre and the cost to complete this theatre is estimated at $5.8 million, for the purchase and installation of furniture, fixtures and equipment and certain other tenant improvements. The developer has agreed to provide the Company with financing of up to $10 million to complete the West 34/th/ Street theatre. The Company and the developer have executed a Loan and Security Agreement, dated June 15, 2001, to effectuate this financing (the "West 34/th/ Street Loan") and the Bankruptcy Court approved the Loan and Security Agreement on July 3, 2001. As of August 31, 2001, $916 thousand had been drawn under the West 34/th/ Street Loan. Additionally, on September 10, 2001 and October 5, 2001, the Company borrowed an additional $1.2 million and $1.6 million, respectively, under the West 34/th/ Street Loan. As collateral for this loan, the developer received, among other things, a security interest in an existing property, which is owned by the Company in fee. The Company is presently marketing this property and the proceeds, if the sale is consummated, will be used to repay any amounts outstanding under the West 34/th/ Street Loan and to complete any remaining obligations relative to the West 34/th/ Street theatre. The West 34/th/ Street Loan is also secured by a lien on the Company's interest in the West 34/th/ Street lease and the cash flow generated by the theatre operations. The West 34/th/ Street Loan matures on the earlier of three years or upon the Company's emergence from bankruptcy. The loan bears interest at LIBOR plus 3.25%, which is payable monthly. Principal is payable at maturity.

On June 28, 2001, the Debtors and Bankers Trust entered into the third amendment to the DIP Facility (the "Third Amendment"), which was approved by the Bankruptcy Court on July 13, 2001. The Third Amendment added a $4.5 million replacement letter of credit sublimit to the DIP Facility to enable the Company to issue replacement letters of credit without reducing the Company's availability under the DIP Facility for its working capital and capital expenditure needs. The Third Amendment does not increase the total commitment under the DIP Facility.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 5 - LONG-TERM DEBT AND OTHER OBLIGATIONS, CONTINUED
--------------------------------------------------------

As of February 28, 2001, no amounts had been drawn against the DIP Facility. As of August 31, 2001, all amounts previously drawn against the DIP Facility had been repaid. The Company's availability under the DIP Facility equals $60 million as of August 31, 2001. On October 4, 2001, $10.0 million had been drawn against the DIP Facility, including $2.0 million funded by LCP to Cineplex Odeon under the Canadian sublimit of the DIP Facility. The Company's availability under the DIP Facility equals $50 million as of October 11, 2001.

The Company currently has outstanding $300 million aggregate principal amount of 8 7/8% Senior Subordinated Notes (the "Notes") due 2008. On February 1, 2001, the required interest payment of $13.3 million due on the Company's Notes was blocked by the lenders under the Senior Revolving Credit Facility. In accordance with the Indenture, the Company had thirty days to cure the default before such payment default became an event of default which would permit the requisite holders to accelerate payment of the outstanding principal amount of and accrued interest on these notes. These Notes automatically accelerated as a result of the Chapter 11 filing. The Company does not at this time have access to capital to be able to repay these notes or interest in cash. The payments on the 8 7/8% Senior Subordinated Notes, including interest, have been stayed and have been reclassified as Liabilities Subject to Compromise in the August 31, 2001 unaudited consolidated balance sheet and the February 28, 2001 consolidated balance sheet. See Note 4, Liabilities Subject to Compromise, for further discussion.

NOTE 6 - REORGANIZATION COSTS
-----------------------------

The Company has incurred reorganization related charges of approximately $9.4 million and $19.2 million for the three and six months ended August 31, 2001, respectively, which have been reflected in the Reorganization Costs line of the Statement of Operations. Reorganization costs are directly associated with the reorganization proceedings under the Company's Chapter 11 and CCAA filings. Included in such costs for the six months ended August 31, 2001 are amounts related to (i) landlord claims related to the rejection of 6 additional theatres (comprising 55 screens) in the U.S. and the repudiation of 8 additional theatres (comprising 55 screens) in Canada and (ii) accruals or payments for professional and advisory fees incurred directly related to and subsequent to the bankruptcy filing on February 15, 2001. Reorganization costs are as follows:

                                                      Three months ended     Six months ended
                                                        August 31, 2001       August 31, 2001
                                                      ------------------     ----------------
Professional advisory fees                              $       5,261          $     10,910
Lease claim charge                                              3,188                 6,384
Other expenses directly related to the bankruptcy                 939                 1,922
                                                        -------------          ------------
     Total                                              $       9,388          $     19,216
                                                        =============          ============

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 7 - COMPREHENSIVE INCOME
-----------------------------

The following components are reflected in the Company's comprehensive income:

                                               Three Months Ended                    Six Months Ended
                                           August 31,        August 31,         August 31,        August 31,
                                                 2001              2000               2001              2000
                                           ----------        ----------         ----------        ----------
Net loss                                   $   (9,909)       $  (55,536)        $  (54,378)       $  (94,850)
Other comprehensive income                       (671)            2,735             (1,008)           (1,886)
                                           ----------        ----------         ----------        ----------
Comprehensive income                       $  (10,580)       $  (52,801)        $  (55,386)       $  (96,736)
                                           ==========        ==========         ==========        ==========

The following is a reconciliation of the Company's accumulated other comprehensive income:

                                                                Six Months Ended
                                                                 August 31, 2001
                                                                ----------------
Accumulated other comprehensive income as of                           $ (6,626)
March 1, 2001
Other comprehensive income for the six months ended
August 31, 2001:
    Foreign currency translation adjustment, net of
    income tax benefit of $754                                           (1,008)
                                                                       ---------
Accumulated other comprehensive income as of
August 31, 2001                                                        $ (7,634)
                                                                       =========

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 8 - SEGMENT AND GEOGRAPHIC DATA
------------------------------------

The Company is engaged in one line of business, motion picture exhibition. The following table presents summarized financial information about the Company by geographic area. There were no material amounts of sales among geographic areas.

                                        UNITED
                                        STATES           CANADA            INT'L        CONSOLIDATED
                                    -------------    -------------     -------------    -------------
Three Months Ended
August 31, 2001

   Total revenue                    $     222,339    $      48,085     $         626    $     271,050
   Income / (Loss) from operations  $       8,823    $       7,329     $        (662)   $      15,490


Three Months Ended
August 31, 2000

   Total revenue                    $     218,946    $      45,220     $         852    $     265,018
   Loss from operations             $     (27,607)   $      (1,848)    $      (1,578)   $     (31,033)

Six Months Ended
August 31, 2001

   Total revenue                    $     370,660    $      80,827     $       1,083    $     452,570
   (Loss) / Income from operations  $      (3,217)   $       5,277     $      (2,924)   $        (864)
   Total assets                     $   1,282,746    $     290,916     $      65,568    $   1,639,230


Six Months Ended
August 31, 2000

   Total revenue                    $     387,089    $      81,339     $       1,860    $     470,288
   Loss from operations             $     (31,106)   $      (5,977)    $      (3,034)   $     (40,117)

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Commitments

The Company has entered into commitments for the completion of construction of 4 theatre properties (comprising 62 screens) aggregating approximately $34.5 million anticipated to be funded over the next year. The capital spending commitment of $34.5 million includes the remaining capital required to complete the West 34/th/ Street theatre (approximately $5.8 million) which will be funded by a loan from the developer. See Note 5 to these unaudited consolidated financial statements for further discussion. The Company has also guaranteed an additional $97.3 million related to obligations under lease agreements entered into by MJT.

Metreon Arbitration

In May 1997, the Company entered into a 21 year lease with Metreon, Inc. ("Metreon"), an affiliate of Sony Corporation of America, to operate a multiplex theatre in an entertainment/retail complex developed by Metreon in San Francisco. Since that theatre opened in June 1999, the Company has had a dispute with Metreon with respect to construction costs (amount of dispute is approximately $5 million) that may be the Company's responsibility under the lease. Also, the Company is in dispute with regard to the nature of the costs that Metreon is seeking to include as operating expenses under the lease, and the proper allocation of operating expenses to this theatre, based on the Company's proportionate share of the complex. To date, the Company has been unable to resolve these issues through negotiation with Metreon. The estimated difference in operating expenses allocable to this theatre, taking into account differences over both the nature of the allocable costs and determination of the Company's proportionate share of the complex, is approximately $3 - $4 million per annum for the duration of the lease. Pursuant to the terms of the lease, the Company is to contribute to the operating expenses of the complex in an amount equal to its proportionate share of the total floor area of the complex. Metreon has asserted that the Company's proportionate share of the complex is approximately 47%, while the Company asserts that its proportionate share is approximately 32%. On September 19, 2000, as permitted by the lease, Metreon filed a demand for arbitration with the American Arbitration Association seeking a declaration of the proportionate share of the complex floor area occupied by this theatre. The Company believes that it has meritorious defenses to all of Metreon's claims against the Company under the lease and intends to vigorously assert its position regarding its proportionate share of the complex. This arbitration is stayed as a result of the filing of the Chapter 11 petition. On May 17, 2001, Metreon filed a motion for relief from the automatic stay to pursue the arbitration. The Company filed an objection to Metreon's motion and a hearing on the motion and the objection is scheduled for October 16, 2001.

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

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED
-------------------------------------------------

Environmental Litigation

Two drive-in theatres, both formerly leased by the Company and in the State of Illinois, are located on properties on which certain third parties disposed of, or may have disposed of, substantial quantities of construction debris, auto shredder residue and other debris. Such material may contain hazardous substances. One of these leases terminated in the ordinary course prior to the Debtors filing their Chapter 11 cases. Pursuant to an order of the Bankruptcy Court, the other lease was rejected in accordance with the Bankruptcy Code. Termination or rejection of these leases, however, may not terminate all of the Debtors' liability in connection with the disposal of debris on these properties. In addition, the rejected lease property is the subject of an action, filed in August 1998 in the circuit court of Cook County, Illinois by the Illinois Attorney General's office seeking civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and ground water testing and remediation, if necessary. This action may be stayed, in whole or in part, as the result of the commencement of the Debtors' Chapter 11 cases. The Company's range of probable liability with respect to this action cannot be reasonably estimated at this time due to several unknown factors, including the scope of contamination at the theatre property, the likelihood of any particular remedial action being required, the allocation of liability, if any, to other responsible parties, and the ability of such parties to satisfy their share of such liability, and the ability of the Debtors to discharge certain claims and liabilities in connection with this action under applicable Bankruptcy law. If necessary, the Company intends to vigorously defend against this action and will continue to evaluate future information and developments with respect to conditions at this property and will periodically reassess any liability accordingly. Based on the foregoing, there can be no assurance that the Company's liability, if any, in connection with this action will not be material.

Competition Bureau Proceedings

The Canadian Competition Bureau (the "Bureau") obtained a Federal Court Order requiring a number of exhibitors and distributors, including the Company's subsidiaries (Cineplex Odeon Corporation and Cineplex Odeon (Quebec) Inc.), to produce significant business information by April 27, 2001. This order is in connection with an inquiry by the Bureau relating to certain practices of motion picture exhibitors, including Cineplex Odeon Corporation, and motion picture distributors. On April 27, 2001, Cineplex Odeon complied with the order and provided the required business information to the Competition Bureau. The Company intends to vigorously oppose any allegation of anti-competitive conduct on its part.

Six West Retail Acquisition, Inc.

On July 24, 1997, Six West Retail Acquisition, Inc., a real estate development company, initiated a lawsuit against the Company and some of its affiliates in the U.S. District Court for the Southern District of New York, seeking injunctive relief and unspecified monetary damages. Six West alleges that the Company has violated federal antitrust laws by engaging in block booking agreements and monopolizing the motion picture exhibition market in New York City. Six West owns or leases the Paris and New York Twin theatres in Manhattan. The Paris theatre was managed by one of the Company's subsidiaries under an oral management agreement that has been terminated. The New York Twin theatre is managed by one of the Company's subsidiaries under a written management agreement. Six West also alleges that the Company violated its contractual and fiduciary responsibilities in managing the two theatres. On December 3, 1997, Six West filed an amended complaint asserting similar claims with respect to the Festival Theatre

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)

NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED
-------------------------------------------------

which was operated by one of the Company's subsidiaries until it was closed in 1994. All of the defendants moved to dismiss the amended complaint by motion dated January 8, 1998. The court decided both motions in a memorandum opinion and order dated March 8, 2000. The court granted defendants' motion to dismiss the contract claims against the individual non-corporate defendants and a portion of one claim against the Company. The court denied the motion with respect to the remainder of the amended complaint and the non-LCP corporate defendants. Discovery in the action is still in progress. This action was stayed with respect to these defendants that are among the U.S. Debtors as a result of the filing of the Chapter 11 petition. LCP believes that Six West's claims are without merit and intends to oppose them vigorously.

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

NOTE 10 - COMMON STOCK
----------------------

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

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of the Loews Cineplex Entertainment Corporation ("we", "us" and "our") financial condition and operating results should be read in conjunction with our unaudited consolidated financial statements for the three and six month periods ended August 31, 2001 and 2000 and our Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

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

As a result of our recurring losses, the Chapter 11 and CCAA filings and circumstances relating to these events, including our debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. We are not able to predict at this time what impact, if any, the terrorist attacks on September 11, 2001 in New York City and Washington, D.C., and the resulting consequences, will have on attendance at our theatres and consequently on our operating performance. We believe that cash from operations along with financing provided through a Debtor-in-Possession Credit Facility entered into on February 15, 2001, as amended (the "DIP Facility"), should be available to provide liquidity to allow us to continue as a going concern. However, there can be no assurance of this. Our ability to continue as a going concern is dependent upon our ability to maintain compliance with various financial and other covenants under the DIP Facility and the ability to generate sufficient cash from operations and financing sources to meet our obligations as they become due. In the event a Chapter 11 plan of reorganization/CCAA plan of arrangement (collectively referred to as "plans of reorganization") are confirmed by the Bankruptcy Court/Superior Court and become effective, continuation of our business thereafter will be dependent on our ability to achieve successful operations, maintain satisfactory capital and liquidity and obtain access to funds under a credit facility. Until the plans of reorganization are confirmed by the Bankruptcy Court/Superior Court and become effective, there can be no assurance that we will emerge from these bankruptcy proceedings, and the effect of the terms and conditions of such plans of reorganization on our business cannot be determined. Therefore there is substantial doubt regarding our ability to continue as a going concern.

We continue to close or dispose of certain overlapping theatre locations and underperforming theatres, including older, obsolete theatres that contribute only minimally to cash flow from operations or are operating at a loss. As a result of weak operating performance and the prior year industry downturn, we were successful in disposing of/closing a significant number of locations which has had a significant impact on our operating revenues and costs as reported for the current year. During fiscal year 2001 and the first six months of fiscal year 2002, we have closed an aggregate of 128 locations comprising 719 screens. These theatres generated $95.9 million in total revenues and $24.3 million in negative operating cash flow during fiscal 2001. While in the aggregate these theatres generated significant revenues, the disposition or closure of these screens will improve our operating cash flow on an ongoing basis. As a result of the significant number of locations closed, as of August 31, 2001 we operate 276 locations (2,492 screens) as compared to 376 locations (2,960 screens) at August 31, 2000. Refer to the liquidity and capital resources section for additional information regarding theatre closures.

Results of Operations

Three Months Ended August 31, 2001 Compared to Three Months Ended August 31,
2000

Operating Revenues of approximately $271.1 million for the three months ended August 31, 2001 were $6.0 million higher than the three months ended August 31, 2000. This overall increase in revenues is net of lower revenues of approximately $32.7 million primarily due to the significant number of theatres closed/disposed of subsequent to August 31, 2000 which were primarily overlapping theatre locations and underperforming theatres, including older, obsolete theatres that contributed only minimally to cash flow from operations or were operating at a loss, as previously discussed. Operating revenues are generated primarily from box office revenues and concession sales. Box office revenues for the three months ended August 31, 2001 of approximately $190.2 million were $8.1 million higher than the three months ended August 31, 2000 primarily due to an increase in attendance levels resulting from new theatre openings and the strong performance of film product experienced in the current period (approximate 8% increase in industry-wide attendance for the quarter) coupled with the favorable impact of an improvement in admission revenues per patron of $0.37 for the three months ended August 31, 2001. These increases were partially offset by the decline in box office revenues resulting from the significant number of theatres closed subsequent to August 31, 2000. Concession revenues for the three months ended August 31, 2001 of approximately $70.9 million were $500 thousand lower in comparison to the three months ended August 31, 2000 due primarily to the decline resulting from the significant number of theatres closed/disposed of subsequent to August 31, 2000 partially offset by the aforementioned increase in attendance volume and an increase in concession revenues per patron.

Operating Costs of approximately $205.1 million for the three months ended August 31, 2001 were approximately $7.8 million lower than the three months ended August 31, 2000. This decrease was due primarily to reductions in variable operating expenses commensurate with the aforementioned decrease in operating revenues relating to the significant number of older, obsolete theatres closed/disposed of subsequent to August 31, 2000. The overall decrease in operating costs which aggregated $35.0 million, primarily due to the significant number of theatres closed/disposed of as previously discussed, was partially offset by incremental costs associated with new theatre openings, including occupancy costs, the impact of an improvement in admission revenues per patron and the increase in attendance levels at existing locations as previously discussed.

General and Administrative Costs of approximately $11.2 million for the three months ended August 31, 2001 were approximately $2.7 million lower than the three months ended August 31, 2000, due primarily to reductions in overhead levels in our U.S. and Canadian operations slightly offset by normal inflationary increases.

Depreciation and Amortization Costs of approximately $27.1 million for the three months ended August 31, 2001 were $3.6 million lower than the three months ended August 31, 2000, due primarily to the effect of theatre disposals partially offset by incremental amortization expense resulting from the change in the estimated remaining useful life of goodwill and incremental depreciation related to investments in new theatres which commenced operations. Goodwill primarily represents the excess purchase price associated with our combination with Cineplex Odeon Corporation in May 1998. Prior to the third quarter of fiscal year 2001, goodwill was amortized over a 40 year estimated useful life. In connection with our fiscal year 2001 third quarter review and assessment of our goodwill and as a result of management's plan at that time to accelerate the disposal of a significant number of screens in the U.S. and Canada, coupled with the continued industry downturn, we had determined that a reduction in the remaining useful life for goodwill amortization was appropriate. As a result, effective September 1, 2000, we determined that a more appropriate remaining useful life for unamortized goodwill is 20 years, resulting in additional amortization expense of approximately $2.0 million during the three months ended August 31, 2001, net of the impact of the write-off of allocated goodwill.

Loss on Sale/Disposal of Theatres of approximately $12.3 million for the three months ended August 31, 2001 was $26.4 million lower than the three months ended August 31, 2000, due primarily to the timing, nature and characteristics of theatre dispositions. During the three months ended August 31, 2001, we disposed of 8 theatre locations comprising 52 screens, which primarily were older, obsolete theatres which generated marginal or negative cash flows. We will continue to aggressively close/dispose of theatres that are underperforming or non-strategic. See the Liquidity and Capital Resources section for additional information.

Reorganization Costs of approximately $9.4 million for the three months ended August 31, 2001 represent charges incurred as a result of the activities related to the Bankruptcy Proceedings. Reorganization costs primarily relate to (i) landlord claims related to the rejection of an additional 4 theatre leases (29 screens) in the U.S. and 6 additional theatres (46 screens) repudiated in Canada during the three months ended August 31, 2001 and (ii) professional and advisory fees incurred directly related to and subsequent to the bankruptcy filing on February 15, 2001. See Note 6 to the consolidated financial statements for additional information.

Interest Expense (including adequate protection payments) of approximately $15.4 million for the three months ended August 31, 2001 was approximately $8.1 million lower than the three months ended August 31, 2000, due primarily to lower interest expense relating to the $300 million 8 7/8% Senior Subordinated Notes, since interest has been stayed and no longer accrues as a result of the Bankruptcy Proceedings, coupled with the impact resulting from the write-off of unamortized deferred financing fees during the fourth quarter of fiscal year 2001 (also as a result of the Bankruptcy Proceedings) and a decrease in the variable borrowing rate relating to our Senior Revolving Credit Facility. This decrease was partially offset by the impact of additional pre-petition borrowings under our Senior Revolving Credit Facility coupled with borrowings under our DIP Facility. See the Liquidity and Capital Resources section for additional information.

Attributable EBITDA of $58.0 million for the three months ended August 31, 2001 increased $16.9 million in comparison to the three months ended August 31, 2000, due primarily to an increase in attendance volume (approximate 8% increase in industry-wide attendance for the quarter) and the reductions in overhead levels in our U.S. and Canadian operations, as previously discussed, coupled with the favorable impact of new theatre openings, higher admission revenue per patron and the positive impact resulting from the significant number of theatres closed/disposed of subsequent to August 31, 2000 which were operating at a cash flow loss. Attributable EBITDA (earnings before interest, taxes, depreciation and amortization, loss on sale/disposal of theatres, reorganization costs and equity earnings/(losses) included in EBITDA plus EBITDA from partnerships, net of partners' share) is a measure that management uses to evaluate our financial performance. Attributable EBITDA measures the amount of cash that we have available for investment or other uses and is used by us as a measure of performance. Attributable EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Attributable EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP. In addition, the Attributable EBITDA measure presented herein may not be comparable to similarly titled measures reported by other companies.

Six Months Ended August 31, 2001 Compared to Six Months Ended August 31, 2000

Operating Revenues of approximately $452.6 million for the six months ended August 31, 2001 were $17.7 million lower than the six months ended August 31, 2000. Box office revenues for the six months ended August 31, 2001 of approximately $317.3 million were $8.3 million lower, and concession revenues of approximately $118.7 million were $7.2 million lower in comparison to the six months ended August 31, 2000. These decreases in operating revenues were due primarily to the significant number of theatres closed/disposed of subsequent to August 31, 2000 which primarily were overlapping theatre locations and underperforming theatres, including older, obsolete theatres that contributed only minimally to cash flow from operations or were operating at a loss, as previously discussed. This overall decrease in revenues is net of additional revenues of approximately $42.4 million primarily from new theatre openings and an improvement in admission revenues per patron of $0.36 for the six months ended August 31, 2001.

Operating Costs of approximately $358.9 million for the six months ended August 31, 2001 were approximately $24.9 million lower than the six months ended August 31, 2000. This decrease was due primarily to reductions in variable operating expenses commensurate with the aforementioned decrease in operating revenues. The overall decrease in operating costs which aggregated $60.4 million, primarily relating to the significant number of older, obsolete theatres closed/disposed of subsequent to August 31, 2000, was partially offset by incremental costs associated with new theatre openings, including occupancy costs, and the impact of an improvement in admission revenues per patron.

General and Administrative Costs of approximately $21.1 million for the six months ended August 31, 2001 were approximately $5.4 million lower than the six months ended August 31, 2000, due primarily to reductions in overhead levels in our U.S. and Canadian operations slightly offset by normal inflationary increases.

Depreciation and Amortization Costs of approximately $55.6 million for the six months ended August 31, 2001 were $5.7 million lower than the six months ended August 31, 2000, due primarily to the effect of theatre disposals partially offset by incremental amortization expense resulting from the change in the estimated remaining useful life of goodwill, as previously discussed, and incremental depreciation related to investments in new theatres which commenced operations. The change in the estimated remaining useful life for unamortized goodwill from a 40 year estimated useful life to 20 years resulted in additional amortization expense of approximately $4.0 million during the six months ended August 31, 2001, net of the impact of the write-off of allocated goodwill.

Loss on Sale/Disposal of Theatres of approximately $17.8 million for the six months ended August 31, 2001 was $21.0 million lower than the six months ended August 31, 2000, due primarily to the timing, nature and characteristics of theatre dispositions. During the six months ended August 31, 2001, we disposed of 21 theatre locations comprising 132 screens, which primarily were older, obsolete theatres which generated marginal or negative cash flows. We will continue to aggressively close/dispose of theatres that are underperforming or non-strategic. See the Liquidity and Capital Resources section for additional information.

Reorganization Costs of approximately $19.2 million for the six months ended August 31, 2001 represent charges incurred as a result of the activities related to the Bankruptcy Proceedings. Reorganization costs primarily relate to (i) landlord claims related to the rejection of an additional 6 theatre leases (55 screens) in the U.S. and 8 additional theatres (55 screens) repudiated in Canada during the six months ended August 31, 2001 and (ii) professional and advisory fees incurred directly related to and subsequent to the bankruptcy filing on February 15, 2001. See Note 6 to the consolidated financial statements for additional information.

Cumulative effect of change in accounting principle of approximately $7.8 million for the prior fiscal year (six months ended August 31, 2000) represented a one-time charge to reflect adoption of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", regarding the accounting for our Passport and Gift Certificate Programs (hereinafter referred to as "certificates"). SAB No. 101 was effective beginning December 1, 2000 requiring retroactive application to the beginning of our 2001 fiscal year. SAB No. 101 impacts the timing of when revenues may be recorded for unredeemed certificates. Prior to the issuance of SAB No. 101, we would recognize "breakage revenue" into income immediately upon the sale of certificates for the estimated portion of certificates that would not be redeemed. However, in accordance with SAB No. 101, we no longer record breakage revenue upon sale but rather upon the expiration date of the certificate or the date the obligation is otherwise fulfilled. This change in accounting principle has no impact on cash flows or the value of unredeemed certificates held by customers.

Interest Expense (including adequate protection payments) of approximately $33.1 million for the six months ended August 31, 2001 was approximately $12.0 million lower than the six months ended August 31, 2000, due primarily to lower interest expense relating to the $300 million 8 7/8% Senior Subordinated Notes, since interest has been stayed and no longer accrues as a result of the Bankruptcy Proceedings, coupled with the impact resulting from the write-off of unamortized deferred financing fees during the fourth quarter of fiscal year 2001 (also as a result of the Bankruptcy Proceedings). This decrease was partially offset by the impact of additional pre-petition borrowings under our Senior Revolving Credit Facility coupled with borrowings under our DIP Facility. See the Liquidity and Capital Resources section for additional information.

Attributable EBITDA of $79.3 million for the six months ended August 31, 2001 increased $14.1 million in comparison to the six months ended August 31, 2000, due primarily to the favorable impact of new theatre openings, higher admission revenue per patron, the reductions in overhead levels in our U.S. and Canadian operations, as previously discussed, and the positive impact resulting from the significant number of theatres closed/disposed of subsequent to August 31, 2000 which were operating at a cash flow loss.

Liquidity and Capital Resources

Our industry continues to experience significant liquidity pressures, which is evident by the number of theatre exhibitors that have filed for bankruptcy over the past year. These liquidity pressures are due to a number of factors including the downturn in attendance as reflected in the prior year over year operating performance measures (i.e., calendar year 2000 attendance was down by approximately 3%), the moderate to aggressive new build strategies employed by the industry's larger exhibitors which, coupled with the difficulty in closing older, obsolete theatres, has resulted in an oversupply of theatre screens in many North American markets, impairment write-offs and losses on theatre dispositions, the downward credit ratings of the industry and the bankruptcy filings by several theatre chains, and defaults of certain loan agreements which have been publicly disclosed. The greater number of screens in North America caused by the industry's building new theatres and the lack of a corresponding number of theatre closures in the same period, has resulted in a saturation of screens and has contributed to shortened lengths of film run times and increased film cost percentages paid by exhibitors to distributors. These factors have contributed to significant reductions in the prices of publicly traded debt and equity securities and have materially reduced the industry's access to capital, making it increasingly difficult to meet obligations as they become due. In addition, the industry has generally fallen out of favor with investors and lenders due to the liquidity issues noted above and due to a lack of credit support from the capital markets. The industry has fallen on hard times and is presently going through one of the most significant and unprecedented reorganizations in its history. We had been negatively affected by these events and had experienced significant pressures on our liquidity and our ability to meet obligations as they became due. In an effort to relieve the pressures on our liquidity prior to our Chapter 11 and CCAA filings, we were active in pursuing possible solutions including seeking capital through other sources including asset securitizations, equity offerings, sale-leaseback transactions, strategic alliances with other exhibitors, a consensual restructuring of our capital structure or a restructuring of certain of our subsidiaries. We were unable to implement these transactions on the scale required to relieve us from the continued deterioration in our liquidity and cash flow. These conditions are among the factors that led to us filing for bankruptcy protection.

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

We are presently operating our businesses as debtors-in-possession in the U.S. and pursuant to the Initial Order in Canada. We are authorized to operate our business in the ordinary course. As a result of the Chapter 11 filing in the U.S., substantially all actions to secure the payment of pre-petition indebtedness are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. Pre-petition claims secured by our assets ("secured claims") are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Pre-petition secured claims (primarily representing amounts borrowed under our Senior Revolving Credit Facility) are generally secured by all personal property and certain real property of Loews Cineplex and our domestic subsidiaries, a pledge of the stock of all of our domestic subsidiaries and our equity interest in and loans to our foreign subsidiaries. These secured claims have not been reflected as Liabilities Subject to Compromise. Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Bankruptcy Court, the Bankruptcy Court approved our motions to pay certain pre-petition obligations including: (i) payments, on normal terms, to film distributors, (ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses and (iv) adequate protection payments to the lenders of our Senior Revolving Credit Facility. We have been and intend to continue to pay undisputed post-petition claims of all vendors, film distributors and other suppliers in the ordinary course of business. In addition, we may reject pre-petition executory contracts and unexpired leases with the approval of the Bankruptcy Court with respect to our U.S. operations. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the U.S. We have notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against us must be filed if claimants wish to receive any distribution in the Chapter 11 case. On July 27, 2001, we filed a motion seeking to set a bar date of September 24, 2001. On August 2, 2001, the Bankruptcy Court entered an order granting our motion to establish a bar date of September 24, 2001. The bar date was subsequently extended by the Bankruptcy Court to September 26, 2001. Differences between liability amounts estimated by us and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination on the allowance of claims. The determination of how liabilities will ultimately be settled and treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization.

As a result of the Initial Order of the Superior Court in Canada, substantially all actions to enforce or otherwise effect payment of pre-filing obligations of Cineplex Odeon and its subsidiaries are stayed. The rights of secured creditors to enforce against our Canadian assets are also stayed. The stay period has been extended through November 30, 2001. The Initial Order permits (i) payments on normal terms to persons supplying goods and services after the date of the Initial Order, including film suppliers, as well as certain pre-filing claims,
(ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses as well as statutory severance pay and (iv) the borrowing of up to $20 million from Loews Cineplex and the granting of security by the assets of Cineplex Odeon and its subsidiaries to secure such borrowings. Cineplex Odeon has been and intends to continue to pay undisputed post-filing claims of all vendors, film suppliers and other suppliers in the ordinary course of business. In addition, the Initial Order permits the repudiation of unexpired leases of Cineplex Odeon and its subsidiaries. Landlords whose leases have been repudiated will be entitled to file a claim in the CCAA proceedings in respect of such repudiation. The treatment of such claims has yet to be determined and will be set out in a plan of compromise and arrangement to be presented by Cineplex Odeon to the Superior Court and to its affected creditors. A claims process and claims bar date was established to determine the claims entitled to vote on a plan as well as to receive distributions thereunder. On August 2, 2001, by order of the Superior Court, the claims process was approved and the claims bar date of September 24, 2001 was set. Ultimately, any plan of compromise or arrangement must be approved by a vote of a majority in number of creditors of each class of creditors affected by the plan as well as by a vote of holders of two-thirds of the value of the claims of each such class. If such a vote is favorable, the plan must then be sanctioned by the Superior Court.

As a result of our recurring losses, the Chapter 11 and CCAA filings and circumstances relating to these events, including our debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. We are not able to predict at this time what impact, if any, the terrorist attacks on September 11, 2001 in New York City and Washington, D.C., and the resulting consequences, will have on attendance at our theatres and consequently on our operating performance. We believe that cash from operations along with financing provided through the DIP Facility should be available to provide liquidity to allow us to continue as a going concern. However, there can be no assurance of this. Our ability to continue as a going concern is dependent upon our ability to maintain compliance with various financial and other covenants under the DIP Facility and the ability to generate sufficient cash from operations and financing sources to meet our obligations as they become due. In the event a Chapter 11 plan of reorganization/CCAA plan of arrangement (collectively referred to as "plans of reorganization") are confirmed by the Bankruptcy Court/Superior Court and become effective, continuation of our business thereafter will be dependent on our ability to achieve successful operations, maintain satisfactory capital and liquidity and obtain access to funds under a credit facility. Until plans of reorganization are confirmed by the Bankruptcy Court/Superior Court and become effective, there can be no assurance that we will emerge from these bankruptcy proceedings, and the effect of the terms and conditions of such plans of reorganization on our business cannot be determined and therefore there is substantial doubt regarding our ability to continue as a going concern.

We expect that our current liquidity needs can be financed through the DIP Facility. The DIP Facility was approved by the Bankruptcy Court on April 4, 2001. The DIP Facility, which expires on the earlier of January 31, 2002 or upon the occurrence of certain other events including the effectiveness of a plan of reorganization, is designed to provide liquidity to allow us to operate in the ordinary course and meet certain of our funding commitments for completion of certain theatre complexes now under construction in North America. The debtor-in-possession commitment that we received from Bankers Trust is for approximately $146 million, $60 million of which consists of a revolving credit line with the remaining $86 million to repay post-default advances (i.e., subsequent to August 31, 2000) made under our Senior Revolving Credit Facility, which were secured with mortgages on eleven of our existing theatre properties, and to provide for outstanding letters of credit. Loans under the DIP Facility bear interest at the bank's base rate plus 1.5% or LIBOR plus 3.25%. The terms of the DIP Facility contain certain restrictive covenants which include: limitations on the incurrence of additional guarantees, liens and indebtedness, limitations on the sale of assets, and limitations on the funding of capital expenditures. The DIP Facility also requires that we meet certain minimum thresholds for consolidated cumulative earnings before interest, taxes, depreciation/ amortization and other expenses as defined. For the months ended February 28, 2001 through August 31, 2001, we were in compliance with all financial covenant requirements reflected in the DIP Facility.

The $60 million revolving credit facility included in the DIP Facility will be used (i) to finance our operations in the normal course of business during the restructuring process (including the required adequate protection payments and funding the operating requirements and certain capital projects of Cineplex Odeon - up to a maximum of $20 million) and (ii) to complete certain "designated" construction projects, currently under construction, which were committed to prior to the petition date. The terms of the DIP Facility also require us to make adequate protection payments on a monthly basis on the pre-default amounts borrowed under our Senior Revolving Credit Facility (approximately $655 million). The amount of the monthly adequate protection payments is based on the base rate of interest plus 150 basis points.

The loan by us to Cineplex Odeon of up to $20 million was approved by the Superior Court on February 15, 2001. This loan has been secured by the assets of Cineplex Odeon and its subsidiaries with the security being held by Deutsche Bank (Canada) as agent. The loan and the security therefor have been pledged to the lenders under the DIP Facility.

On July 3, 2001, the Bankruptcy Court authorized us to execute a Second Amendment to the DIP Facility. This amendment generally permits us to separately finance our obligations to complete the 14-screen theatre complex at West 34/th/ Street in New York City, which we will operate under a long-term operating lease agreement. This theatre was committed to by us prior to the petition filing date (February 15, 2001). Approximately $10.0 million has been spent to date on this theatre and the cost to complete this theatre is estimated at $5.8 million, for the purchase and installation of furniture, fixtures and equipment and certain other tenant improvements. The developer has agreed to provide financing of up to $10 million for us to complete the West 34/th/ Street theatre. We and the developer have executed a Loan and Security Agreement, dated June 15, 2001, to effectuate this financing (the "West 34/th/ Street Loan") and the Bankruptcy Court approved the Loan and Security Agreement on July 3, 2001. As of August 31, 2001, $916 thousand had been drawn under the West 34/th/ Street Loan. Additionally, on September 10, 2001 and October 5, 2001, we borrowed an additional $1.2 million and $1.6 million, respectively, under the West 34/th/ Street Loan. As collateral for this loan, the developer received, among other things, a security interest in an existing property, which is owned by us in fee. We are presently marketing this property and the proceeds, if the sale is consummated, will be used to repay any amounts outstanding under the West 34/th/ Street Loan and to complete any remaining obligations relative to the West 34/th/ Street theatre. The West 34/th/ Street Loan is also secured by a lien on our interest in the West 34/th/ Street lease and the cash flow generated by the theatre operations. The West 34/th/ Street Loan matures on the earlier of three years or upon our emergence from bankruptcy. The loan bears interest at LIBOR plus 3.25%, which is payable monthly. Principal is payable at maturity.

On June 28, 2001, we entered into the third amendment to the DIP Facility (the "Third Amendment") with Bankers Trust, which was approved by the Bankruptcy Court on July 13, 2001. The Third Amendment added a $4.5 million replacement letter of credit sublimit to the DIP Facility to enable us to issue replacement letters of credit without reducing our availability under the DIP Facility for our working capital and capital expenditure needs. The Third Amendment does not increase the total commitment under the DIP Facility.

As of February 28, 2001, no amounts had been drawn against the DIP Facility. As of August 31, 2001, all amounts previously drawn against the DIP Facility had been repaid. Our availability under the DIP Facility equals $60 million as of August 31, 2001. On October 4, 2001, $10.0 million had been drawn against the DIP Facility, including $2.0 million funded by us to Cineplex Odeon under the Canadian sublimit of the DIP Facility. Our availability under the DIP Facility equals $50 million as of October 11, 2001.

We generate cash flow from our theatre operations (including cash generated from investments in new builds and reconfigurations of existing theatres). Also, we preserve cash as a result of the closing of obsolete, unprofitable or non-strategic theatres, the majority of which generate negative cash flow from operations. Our revenues are generated primarily from the sale of admission tickets, concession sales and ancillary revenues. Generally, this provides us with working capital operating float, which is consistent with the industry, since cash revenues are generally collected in advance of the payment of related expenses. Our operating revenue levels are directly related to the success and appeal of the film product produced and distributed by the studios. In addition to cash flow generated from operations, our liquidity requirements have also been funded by availability under our DIP Facility.

We continue to close or dispose of certain overlapping theatre locations and underperforming theatres, including older, obsolete theatres which contribute only marginally to cash flow or operate at a cash flow loss. In connection with the Chapter 11 and CCAA filings, we have established reserves for settlement of landlord claims as a result of rejection or repudiation of theatre leases. These claims may be settled either by cash or equity of Loews Cineplex or, in the case of Cineplex Odeon, as otherwise provided in its CCAA plan of arrangement. The nature and magnitude of how these liabilities will ultimately be treated and settled cannot be determined until a Chapter 11 plan of reorganization/CCAA plan of arrangement is confirmed by the Bankruptcy Court or Superior Court and become effective. As of August 31, 2001, 75 theatres comprising 506 screens have been approved for rejection by the Bankruptcy Court in the U.S., 40 theatres comprising 235 screens have been repudiated in Canada and four leases have been terminated in Austria and Poland. As a result of our continued review of the leases in our portfolio and the results of the lease renegotiation process, additional leases may be targeted for rejection or repudiation in the future.

At August 31, 2001, we had capital spending commitments aggregating approximately $34.5 million that we anticipated funding over the next year for the completion of construction of 4 theatre properties comprising 62 screens. These projects are currently under construction and were previously committed prior to our bankruptcy filing. Given the decline in our cash flow and our need to satisfactorily resolve our liquidity needs and rationalize our capital structure, we have halted our expansion program until we are able to resolve our financing needs. Our capital spending commitment of $34.5 million includes the remaining capital required to complete the West 34/th/ Street theatre (approximately $5.8 million). As previously noted, the remaining capital requirement to complete this theatre will be funded by a loan from the developer.

In connection with the combination with Cineplex Odeon Corporation on May 14, 1998 (the "Combination"), we entered into a $1 Billion Senior Revolving Credit Facility with Bankers Trust Company, as administrative agent. The Senior Revolving Credit Facility, together with an $84.5 million equity contribution provided by Universal Studios, Inc. ("Universal"), replaced the Sony Corporation of America ("SCA") Credit Facility and Cineplex Odeon's existing credit facility, funded cash paid to Sony Pictures Entertainment Inc. ("SPE") and/or its affiliates upon closing of the Combination, and provided ongoing financing to us to fund working capital requirements and theatre expansion in North America and internationally. This Senior Revolving Credit Facility was comprised of two tranches, a $750 million senior secured revolving credit facility, secured by substantially all of our assets, other than real property interests, and the assets, other than real property interests, of our domestic subsidiaries, and a $250 million uncommitted facility. The Senior Revolving Credit Facility bears interest, payable monthly, at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin based on our Leverage Ratio (as defined in the credit agreement). Our borrowings under the Senior Revolving Credit Facility at August 31, 2001 and February 28, 2001 totaled $737.0 million and $733.8 million, respectively, with an additional $5.0 million and $6.5 million of availability for outstanding letters of credit, respectively. The Senior Revolving Credit Facility balance at August 31, 2001 includes approximately $2.0 million of pre-petition accrued interest which has been reclassified as part of the principal balance of the Senior Revolving Credit Facility. The remaining increase in borrowings of $1.2 million during the six months ended August 31, 2001 represents the funding of amounts drawn on existing letters of credit under the Senior Revolving Credit Facility. By reason of the Chapter 11 filing, there is no additional availability under the Senior Revolving Credit Facility. In accordance with the final order approving the DIP Facility, the Company is authorized to make adequate protection payments on the pre-default bank debt outstanding under the Senior Revolving Credit Facility (approximately $655 million). The amount of the monthly adequate protection payments is based on the base rate of interest plus 150 basis points.

On August 5, 1998, we issued $300 million of 8 7/8% Senior Subordinated Notes due 2008 to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). Net proceeds of $288.6 million were used primarily to repay Plitt's outstanding $200 million aggregate principal amount of 10 7/8% Senior Subordinated Notes and borrowings under the Senior Revolving Credit Facility. Subsequently, on November 19, 1998, we completed an offering to exchange $300 million aggregate principal amount of our 8 7/8% Senior Subordinated Notes due 2008, which were registered under the Securities Act for a like principal amount of our privately placed 8 7/8% Senior Subordinated Notes due 2008. The required interest payment of $13.3 million due February 1, 2001 on these Senior Subordinated Notes was blocked by the lenders under our Senior Revolving Credit Facility prior to the filing date. In accordance with the Indenture, we had thirty days to cure the default before such payment default became an event of default which would permit the requisite holders to accelerate payment of the outstanding principal amount of and accrued interest on these notes. These notes automatically accelerated as a result of the Chapter 11 filing. We do not at this time have access to capital to be able to repay these notes or interest in cash. The payments on the 8 7/8% Senior Subordinated Notes, including interest have been stayed.

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

Properties

At August 31, 2001, Loews Cineplex, including Star, Magic Johnson, Yelmo Cineplex and Megabox theatres, operated or had interests in 2,492 screens in 276 theatres, of which 28 theatres were owned by us, 244 theatres were leased and 4 theatres were operated by us under management arrangements. Our leases are entered into on a long-term basis. The lease terms generally range from 20 to 40 years and contain various renewal options, generally in intervals of 5 to 10 years. Theatre leases provide for the payment of a fixed annual rent and, sometimes, a percentage of box office receipts or total theatre revenue. The following tables show the locations of our screens in operation at August 31, 2001, including our partnerships' theatres.

                                United States                                              Canada

State                      Screens         Locations         Province              Screens        Locations
------------------------------------------------------       -------------------------------------------------
Arizona                           27                3        Alberta                     123               13
California                        80                9        British Columbia             47                7
Connecticut                       30                2        Manitoba                     13                3
District of Columbia              28                8        Ontario                     279               32
Florida                           20                1        Quebec                      158               20
Georgia                           12                1        Saskatchewan                 27                4
                                                                                 ------------    -------------
Illinois                         223               26           Total                    647               79
                                                                                 ============    =============
Indiana                           51                5
Maryland                         102               11
Massachusetts                    119               10                                         International
Michigan                         156               10
Minnesota                          4                1        Country               Screens        Locations
                                                             -------------------------------------------------
New Hampshire                     12                2        Spain                       161               18
New Jersey                       215               18        Korea                        16                1
New York                         261               36        Hungary                       6                1
                                                                                 ------------    -------------
Ohio                              32                2           Total                    183               20
                                                                                 ============    =============
Pennsylvania                      29                2
Texas                            102                9        Grand Total               2,492              276
                                                                                 ============    =============
Utah                              30                4
Virginia                          21                3
Washington                       108               14
                          -----------     ------------
   Total                       1,662              177
                          ===========     ============

Theatre Portfolio Changes

The following table indicates the number of theatre locations and screens and changes in each for the three and six months ended August 31, 2001. These figures include screens and locations operated by Star, Magic Johnson, Yelmo Cineplex and Megabox.

                                                 Three Months ended                       Six Months ended
                                                   August 31, 2001                         August 31, 2001
                                                   ---------------                         ---------------
                                            North                                   North
                                           America       Int'l       Total         America       Int'l       Total
                                           -------       -----       -----         -------       -----       -----
Locations
---------

Beginning Balance                              261          20         281             273          21         294
New builds                                       3           -           3               3           -           3
J.V. Investments - International                 -           -           -               -           -           -
Dispositions / Closings                         (8)          -          (8)            (20)         (1)        (21)
                                          --------     -------     -------        --------    --------    --------
Ending Balance                                 256          20         276             256          20         276
                                          ========     =======     =======        ========    ========    ========

Screens
-------

Beginning Balance                            2,306         183       2,489           2,375         188       2,563
New builds/Expansions                           55           -          55              61           -          61
J.V. Investments - International                 -           -           -               -           -           -
Dispositions / Closings                        (52)          -         (52)           (127)         (5)       (132)
                                          --------     -------     -------        --------    --------    --------
Ending Balance                               2,309         183       2,492           2,309         183       2,492
                                          ========     =======     =======        ========    ========    ========

Note: The fiscal 2002 dispositions in the table above exclude 11 locations comprising 71 screens which closed on March 1, 2001. These locations and screens were included in Annual Report on Form 10-K for the fiscal year ended February 28, 2001 as fiscal 2001 dispositions.

During the six month period ended August 31, 2001, we opened three theatre locations aggregating 55 screens; in the United States we opened the Millennium Place 19 in Boston, the Country Club Hills 16 in Illinois and the Jersey Gardens 20 in New Jersey. Additionally, we expanded one existing theatre adding six screens: the Old Orchard Gardens theatre.

During the six month period ended August 31, 2001, we disposed of or closed 21 theatre locations comprising 132 screens. We continue to close or dispose of certain overlapping theatre locations and underperforming theatres, including older, obsolete theatres that contribute only minimally to cash flow from operations or are operating at a loss. As a result of our continued review of the leases in our portfolio and the results of the lease renegotiation process, additional leases may be targeted for rejection/repudiation or restructuring in the future. We anticipate that we will be successful in closing/renegotiating additional theatres targeted by management because as debtors-in-possession in the U.S. and pursuant to the Initial Order in Canada, we have the right, subject to Bankruptcy Court and Superior Court approval and certain other limitations, to reject/repudiate unexpired leases. In bankruptcy to date, we have rejected 75 of these theatre leases in the U.S., repudiated 40 of these theatres in Canada and terminated four of these leases in Austria and Poland.

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

On July 20, 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", were issued. SFAS No. 141, which supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations", requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142, which supersedes APB No. 16, "Intangible Assets", requires that goodwill and indefinite lived intangible assets shall no longer be amortized to earnings, but instead be reviewed and tested for impairment at least annually. SFAS No. 142 also requires that the amortization period of intangible assets with finite lives be no longer limited to forty years. The amortization of goodwill will cease upon adoption of this statement which will be effective for us beginning March 1, 2002.

On August 16, 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued. SFAS No. 143 requires the establishment of a liability for an asset retirement obligation. SFAS No. 143 will be effective for our fiscal year beginning March 1, 2003. We are currently considering the impact, if any, that this statement will have on our financial position and operating results.

On October 3, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 generally conforms, among other things, impairment accounting for assets to be disposed of including those in discontinued operations and eliminates the exception to consolidation for which control is likely to be temporary. SFAS No. 144 will be effective for our fiscal year ending February 28, 2003. We are currently considering the impact, if any, that this statement will have on our financial position and operating results.

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

Factors That May Affect Future Performance

In addition to other factors and matters discussed elsewhere herein, factors that, in our view, could cause actual results to differ materially from those discussed in forward-looking statements include: (1) our ability to successfully emerge from our bankruptcy proceedings in a reasonable time period, including the success of future operations and the ability to meet obligations as they become due; (2) the adequacy of our DIP Facility relevant to our liquidity throughout the bankruptcy period; (3) our high debt levels, which need to be restructured and reduced as part of a Chapter 11 reorganization plan and CCAA plan of arrangement; (4) the effect of economic conditions on a national, regional or international basis; (5) competitive pressures in the motion picture exhibition industry; (6) the financial resources of, and films available to, us and our competition; (7) changes in laws and regulations, including changes in environmental and disabilities laws and changes in accounting standards; (8) opportunities that may be presented to and pursued by us; and (9) the uncertainty with regard to the impact on us and the industry as a result of the tragic events of the September 11, 2001 attacks on the World Trade Center in New York City and on the Pentagon in Washington, D.C. which, among other things, resulted in certain changes to the film release schedule.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have exposure to various market risks, including interest rate risk and foreign currency exchange rate risk. See additional disclosures in our Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Metreon Arbitration

            In May 1997, we entered into a 21 year lease with Metreon, Inc. ("Metreon"), an affiliate of Sony Corporation of America, to operate a multiplex theatre in an entertainment/retail complex developed by Metreon in San Francisco. Since that theatre opened in June 1999, we have had a dispute with Metreon with respect to construction costs (amount of dispute is approximately $5 million) that may be our responsibility under the lease. Also, we are in dispute with regard to the nature of the costs that Metreon is seeking to include as operating expenses under the lease, and the proper allocation of operating expenses to this theatre, based on our proportionate share of the complex. To date, we have been unable to resolve these issues through negotiation with Metreon. The estimated difference in operating expenses allocable to this theatre, taking into account differences over both the nature of the allocable costs and determination of our proportionate share of the complex, is approximately $3 - $4 million per annum for the duration of the lease. Pursuant to the terms of the lease, we are to contribute to the operating expenses of the complex in an amount equal to our proportionate share of the total floor area of the complex. Metreon has asserted that our proportionate share of the complex is approximately 47%, while we assert that our proportionate share is approximately 32%. On September 19, 2000, as permitted by the lease, Metreon filed a demand for arbitration with the American Arbitration Association seeking a declaration of the proportionate share of the complex floor area occupied by this theatre. We believe that we have meritorious defenses to all of Metreon's claims against us under the lease and intend to vigorously assert our position regarding our proportionate share of the complex. This arbitration is stayed as a result of the filing of the Chapter 11 petition. On May 17, 2001, Metreon filed a motion for relief from the automatic stay to pursue the arbitration. We filed an objection to Metreon's motion and a hearing on the motion and the objection is scheduled for October 16, 2001.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

           Not Applicable

ITEM 5.    OTHER INFORMATION

           Not Applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               None

           (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended August 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LOEWS CINEPLEX ENTERTAINMENT
                                   CORPORATION (Registrant)

Date: October 11, 2001

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