Form 10-Q
period 2001-11-30
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 2002-01-14
CIK 1054588

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001


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

Common Stock outstanding (including non-voting common stock) - 58,622,646 shares at November 30, 2001

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEET
       (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE INFORMATION)

                                                                                     November 30,       February 28,
                                                                                             2001               2001
                                                                                     ------------       ------------
                                                                                      (Unaudited)

                                    ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                         $   55,561         $   47,200
     Accounts receivable                                                                   17,531             11,453
     Inventories                                                                            3,473              4,056
     Prepaid expenses and other current assets                                              5,028              7,340
                                                                                       ----------         ----------

               TOTAL CURRENT ASSETS                                                        81,593             70,049

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET                                                 1,001,311          1,068,923
OTHER ASSETS
     Investments in and advances to partnerships                                           92,586             95,359
     Goodwill, net                                                                        400,498            416,514
     Other intangible assets, net                                                          20,319             21,220
     Deferred charges and other assets                                                      6,922              5,521
                                                                                       ----------         ----------

               TOTAL ASSETS                                                           $ 1,603,229        $ 1,677,586
                                                                                      ===========        ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                             $  118,974         $   88,059
     Deferred revenue                                                                      19,640             22,423
     Current maturities of long-term debt                                                 737,057           733,844
     Debtor-in-possession credit facility                                                  10,000                  -
     Current portion of capital leases, mortgages and other                                11,175              5,821
                                                                                       ----------         ----------

               TOTAL CURRENT LIABILITIES                                                  896,846            850,147

LONG-TERM MORTGAGES                                                                         6,113              6,393
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                        32,883             33,919
ACCRUED PENSION AND  POST-RETIREMENT OBLIGATIONS                                            6,014              6,766
OTHER LIABILITIES                                                                         123,561            132,874
                                                                                       ----------         ----------
               TOTAL LONG-TERM LIABILITIES                                                168,571            179,952

LIABILITIES SUBJECT TO COMPROMISE (Note 4)                                                479,475            471,390
                                                                                       ----------         ----------

               TOTAL LIABILITIES                                                        1,544,892          1,501,489
                                                                                       ----------         ----------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
     Common stock ($.01 par value, 300,000,000 shares authorized; 58,538,646 shares issued and outstanding at November 30, 2001 and at February
       28, 2001)                                                                              586                586

     Common stock-Class B non-voting ($.01 par value, 10,000,000 shares authorized; 84,000 shares issued and outstanding at November 30,
       2001 and at February 28, 2001)                                                           1                  1

     Additional paid-in capital                                                           671,707            671,707
     Accumulated other comprehensive income                                               (8,732)            (6,626)
     Retained deficit                                                                   (605,225)          (489,571)
                                                                                       ----------         ----------
               TOTAL STOCKHOLDERS' EQUITY                                                  58,337            176,097
                                                                                       ----------         ----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $1,603,229         $1,677,586
                                                                                       ==========         ==========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             (DEBTORS-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
       (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS EXCEPT SHARE INFORMATION)

                                                            For the Three Months Ended     For the Nine Months Ended
                                                            ---------------------------    -------------------------
                                                            November 30,   November 30,    November 30,   November 30,
                                                                    2001           2000            2001           2000
                                                                 -------        -------         -------        -------
REVENUES
   Box Office                                                  $ 123,246      $ 133,769       $ 440,581      $ 459,452
   Concession                                                     45,871         51,921         164,520        177,762
   Other                                                           5,673          6,447          22,259         25,211
                                                               ---------      ---------       ---------      ---------
                                                                 174,790        192,137         627,360        662,425
                                                               ---------      ---------       ---------      ---------

EXPENSES
   Theatre operations and other expenses                         143,902        163,505         483,340        527,176
   Cost of concessions                                             7,317          8,577          26,812         28,764
   General and administrative                                     10,017         12,109          31,120         38,608
   Depreciation and amortization                                  28,291         33,639          83,874         94,908
   Restructuring Charge                                                -          5,363               -          5,363
   Loss on sale/disposal of theatres                              22,361        126,548          40,176        165,327
                                                               ---------      ---------       ---------      ---------
                                                                 211,888        349,741         665,322        860,146
                                                               ---------      ---------       ---------      ---------

LOSS FROM OPERATIONS                                             (37,098)      (157,604)        (37,962)      (197,721)
Interest expense (including adequate protection payments)         13,824         27,451          46,935         72,573
Reorganization costs                                               9,872              -          29,088              -
                                                               ---------      ---------       ---------      ---------

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                          (60,794)      (185,055)       (113,985)      (270,294)
Income tax expense                                                   482            840           1,669          2,610
                                                               ---------      ---------       ---------      ---------

LOSS BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                                (61,276)      (185,895)       (115,654)      (272,904)
Cumulative effect of change in accounting principle,
net of tax                                                             -              -               -          7,841
                                                               ---------      ---------       ---------      ---------


NET LOSS                                                       $ (61,276)     $(185,895)     $ (115,654)     $(280,745)
                                                               ==========     ==========     ===========     ==========

   Weighted Average Shares Outstanding - basic and            58,622,646     58,622,646      58,622,646     58,622,646
   diluted

   Loss per Share before Cumulative Effect of Change in
   Accounting Principle - basic and diluted                       $(1.05)        $(3.17)         $(1.97)        $(4.66)
                                                                  =======        =======         =======        =======

   Loss per Share - basic and diluted                             $(1.05)        $(3.17)         $(1.97)        $(4.79)
                                                                  =======        =======         =======        =======


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                             (DEBTORS-IN-POSSESSION)
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                   (ALL AMOUNTS IN THOUSANDS OF U.S. DOLLARS)

                                                                                       For the Nine Months Ended
                                                                                       -------------------------
                                                                                     November 30,       November 30,
                                                                                             2001               2000
                                                                                          -------            -------
OPERATING ACTIVITIES
   Net loss                                                                        $   (115,654)       $   (280,745)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                      83,874              94,908
      Reorganization costs                                                               29,088                   -
      Cumulative effect of change in accounting principle                                     -               7,841
      Loss on sale/disposal of theatres                                                  40,176             165,327
      Equity loss from long-term investments, net of distributions received                 288               2,801
   Changes in operating assets and liabilities:
      (Increase)/decrease in accounts receivable                                         (4,526)              3,757
      Increase in accounts payable and accrued expenses                                  19,435              15,034
      (Decrease) in other operating assets and liabilities, net                          (5,091)             (3,106)
                                                                                   -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES BEFORE REORGANIZATION COSTS                    47,590               5,817
   Reorganization costs paid during the period                                          (14,860)                  -
                                                                                   -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                32,730               5,817
                                                                                   -------------       -------------

INVESTING ACTIVITIES
   Investments in/advances to partnerships, net of repayments                                 -             (25,155)
   Proceeds from sale of assets                                                           2,587               8,942
   Capital expenditures                                                                 (42,235)           (133,444)
                                                                                   -------------       -------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (39,648)           (149,657)
                                                                                   -------------       -------------

FINANCING ACTIVITIES
   Borrowings from Senior Revolving Credit Facility, net of repayments                    1,241             174,009
   Proceeds from sale of interest rate swaps                                                  -               8,650
   Borrowings from Debtor-in-Possession Credit Facility, net of repayments               10,000                   -
   Borrowings from West 34th Street Loan                                                  5,975                   -
   Repayment of long-term debt and capital leases                                        (1,937)             (3,371)
                                                                                   -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                15,279             179,288
                                                                                   -------------       -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                     8,361              35,448
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         47,200              31,735
                                                                                   -------------       -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $     55,561        $     67,183
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

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)



NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION
----------------------------------------------

Loews Cineplex Entertainment Corporation ("LCP" or the "Company") is a major motion picture theatre exhibition company with operations in North America and Europe. The Company operates theatres under the Loews Theatres, Cineplex Odeon Theatres, Star Theatres, Magic Johnson Theatres, Megabox Theatres and Yelmo Cineplex Theatres marquees. As of November 30, 2001, LCP owns, or has interests in, and operates 2,451 screens at 264 theatres in 20 states and the District of Columbia, six Canadian provinces, Spain, Hungary and Korea. The Company's principal geographic markets include New York and the metropolitan area, Boston, Chicago, Baltimore, Dallas, Houston, Detroit, Los Angeles, Seattle and Washington D.C. in the U.S.; Toronto, Montreal and Vancouver in Canada; and Madrid, Spain. The Company holds a 50% partnership interest in each of the Yelmo Cineplex de Espana ("Yelmo"), Loeks-Star Theatres ("LST") and Magic Johnson Theatres ("MJT") partnerships and holds a 24% interest in the Megabox Cineplex, Inc. ("Megabox") joint venture in Korea. Yelmo, LST, MJT and Megabox hold interests in and operate 34 locations comprising a total of 405 screens. Screens and locations for these joint ventures are included in the Company amounts referred to above.

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

On November 11, 2001, the Debtors filed a Chapter 11 plan and related disclosure statement (the "Plan") with the Bankruptcy Court. For further details regarding the Plan, refer to the report on Form 8-K, dated November 11, 2001, which was filed with the Securities and Exchange Commission. Pursuant to the Plan, the existing equity securities of LCP will be cancelled and equity security holders will not receive a distribution. By order dated November 29, 2001, the Bankruptcy Court scheduled a hearing for January 7, 2002, which was subsequently extended to January 14, 2002, to consider the adequacy of the disclosure statement. At the hearing on January 14, 2002, the Bankruptcy Court stated it would enter an order approving the adequacy of the disclosure statement and scheduling the hearing on confirmation of the Plan for February 28, 2002. In addition, the Debtors have executed a commitment letter to (i) provide exit financing in the form of a revolving credit facility to the reorganized Debtor and (ii) restructure the amount outstanding under the Senior Revolving Credit Facility in the form of a term loan. See Note 4, Liabilities Subject to Compromise, and Note 5, Long-Term Debt and Other Obligations, for further discussion. There can be no assurance that the proposed Plan will be confirmed.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION, CONTINUED
---------------------------------------------------------

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

As a result of the Company's recurring losses, the Chapter 11 and CCAA filings and circumstances relating to these events, including the Company's debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. In order to provide liquidity over the next fiscal year, the Company entered into an agreement dated February 15, 2001, as amended, with a group of lenders led by Bankers Trust Company, as Administrative Agent, for a Debtor-in-Possession Credit Facility (the "DIP Facility"). The DIP Facility provided the Company with $60 million in additional financing through the earlier of January 31, 2002 or upon the occurrence of certain other events including the effectiveness of a Chapter 11 plan of reorganization. Bankers Trust Company has agreed to extend the maturity date of the DIP Facility until March 31, 2002. See Note 5 to these unaudited consolidated financial statements for further discussion. The Company believes that cash from operations along with financing provided through the DIP Facility should be available to provide liquidity to allow the Company to continue as a going concern. However, there can be no assurance of this. The accompanying unaudited consolidated financial statements of LCP have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to maintain compliance with various financial and other covenants under the DIP Facility and the ability to generate sufficient cash from operations and financing sources to meet its obligations as they become due. In the event a Chapter 11 plan of reorganization/CCAA plan of arrangement (collectively referred to as "plans of reorganization") are confirmed by the Bankruptcy Court/Superior Court and become effective, continuation of the Company's business thereafter will be dependent on the Company's ability to achieve successful operations, maintain satisfactory capital and liquidity and obtain access to funds under a credit facility. Until the plans of reorganization are confirmed by the Bankruptcy Court/Superior Court and become effective, there can be no assurance that the Company will emerge from these bankruptcy proceedings, and the effect of the terms and conditions of such plans of reorganization on the Company's business cannot be determined. Therefore there is substantial doubt regarding the Company's ability to continue as a going concern.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION, CONTINUED
---------------------------------------------------------

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

On October 3, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 generally conforms, among other things, impairment accounting for assets to be disposed of including those in discontinued operations and eliminates the exception to consolidation for which control is likely to be temporary. SFAS No. 144 will be effective for the Company's fiscal year beginning March 1, 2002. The Company is currently considering the impact, if any, that this statement will have on its financial position and operating results.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 3 - CASH AND CASH EQUIVALENTS
----------------------------------

Cash and cash equivalents as of November 30, 2001 and February 28, 2001, include restricted cash of approximately $3.2 million and nil, respectively, related to funds required to be held in a trust account for a construction project in Canada.

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

Liabilities Subject to Compromise

As a result of the Chapter 11 filing in the U.S., all actions to collect the payment of pre-petition indebtedness are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. These claims are reflected in the November 30, 2001 unaudited consolidated balance sheet and the February 28, 2001 consolidated balance sheet as Liabilities Subject to Compromise. Pre-petition claims secured against the Debtors' assets ("secured claims") are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Pre-petition secured claims (primarily representing amounts borrowed under the Company's Senior Revolving Credit Facility) are generally secured by all personal property and certain real property of LCP and its domestic subsidiaries, a pledge of the stock of all domestic subsidiaries and LCP's equity interest in and loans to its foreign subsidiaries. These secured claims have not been reflected as Liabilities Subject to Compromise. Although pre-petition claims are generally stayed, as part of the first day orders and subsequent motions granted by the Bankruptcy Court, the Bankruptcy Court approved LCP's motions to pay certain pre-petition obligations including: (i) payments, on normal terms, to film distributors, (ii) continuing to honor gift certificates, movie passes and other customer programs,
(iii) payment for employee wages and related benefits and reimbursement of employee business expenses and (iv) adequate protection payments to the lenders of the Senior Revolving Credit Facility. The Company has been and intends to continue to pay undisputed post-petition claims of all vendors, film distributors and other suppliers in the ordinary course of business. In addition, the Company may reject pre-petition executory contracts and unexpired leases with the approval of the Bankruptcy Court with respect to the Company's U.S. operations. Between February 15, 2001 and November 30, 2001, the Company obtained Bankruptcy Court approval to reject 77 leases comprising 516 screens. As a result, as of November 30, 2001, the Company has closed 73 of these theatres comprising 481 screens. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the U.S. and are classified as liabilities subject to compromise. LCP has notified all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which claims against the Company must be filed if the claimants wish to receive any distribution in the Chapter 11 case. On August 2, 2001, the Bankruptcy Court entered an order granting the Company's motion to establish a bar date of September 24, 2001. The bar date was subsequently extended by the Bankruptcy Court to September 26, 2001. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated, and the Bankruptcy Court will make a final determination on the allowance of claims. The determination of how liabilities will ultimately be settled and treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Accordingly, the ultimate amount of such liabilities is presently not determinable.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 4 - LIABILITIES SUBJECT TO COMPROMISE, CONTINUED
-----------------------------------------------------

As a result of the Initial Order of the Superior Court in Canada, substantially all actions to enforce or otherwise effect payment of pre-filing obligations of Cineplex Odeon and its subsidiaries are stayed. The rights of secured creditors to enforce against the Company's Canadian assets are also stayed. These claims are reflected in the November 30, 2001 unaudited consolidated balance sheet and the February 28, 2001 consolidated balance sheet as Liabilities Subject to Compromise. The stay period has been extended through February 8, 2002. Although pre-petition claims are generally stayed, the Initial Order permits (i) payments on normal terms to persons supplying goods and services after the date of the Initial Order, including film suppliers, as well as certain pre-filing claims,
(ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses as well as statutory severance pay and (iv) the borrowing of up to $20 million from LCP and the granting of security by the assets of Cineplex Odeon and its subsidiaries to secure such borrowings. Cineplex Odeon has been and intends to continue to pay undisputed post-filing claims of all vendors, film suppliers and other suppliers in the ordinary course of business. In addition, the Initial Order permits the repudiation of unexpired leases of Cineplex Odeon and its subsidiaries. Between February 15, 2001 and November 30, 2001, Cineplex Odeon has repudiated 44 leases comprising 254 screens pursuant to the Initial Order of the Superior Court. As a result, as of November 30, 2001, Cineplex Odeon has closed 37 of these theatres comprising 211 screens. Landlords whose leases have been repudiated will be entitled to file a claim in the CCAA proceedings in respect of such repudiation. The treatment of such claims has yet to be determined and will be set out in a plan of compromise and arrangement to be presented by Cineplex Odeon to the Superior Court and to its affected creditors. A claims process and claims bar date was established to determine the claims entitled to vote on a plan as well as to receive distributions thereunder. On August 2, 2001, by order of the Superior Court, the claims process was approved and the claims bar date of September 24, 2001 was set. Ultimately, any plan of compromise or arrangement must be approved by a vote of a majority in number of creditors of each class of creditors affected by the plan as well as by a vote of holders of two-thirds of the value of the claims of each such class. If such a vote is favorable, the plan must then be sanctioned by the Superior Court.

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

As of November 30, 2001 and February 28, 2001, the Company has liabilities subject to compromise of approximately $479.5 million and $471.4 million, respectively, which include the following:


                                                           November 30, 2001     February 28, 2001
                                                           -----------------     -----------------
     8 7/8% Senior Subordinated Notes                          $   300,000          $  300,000
     Interest payable - Senior Subordinated Notes                   14,348              14,348
     Trade payables                                                 29,144              31,454
     Rent and rent related charges                                  19,380              17,702
     Lease termination claim liability (see above)                 109,262              94,380
     Accrued expenses/other                                          7,341              13,506
                                                               -----------          ----------
                                                               $   479,475          $  471,390
                                                               ===========          ==========

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

Amounts outstanding under the 8 7/8% Senior Subordinated Notes as of February 15, 2001 are classified as liabilities subject to compromise in the unaudited consolidated statement of financial position until a plan of reorganization is approved and implemented. The required interest payment of $13.3 million due February 1, 2001 was blocked by the lenders under the Senior Revolving Credit Facility prior to the filing date. Interest on unsecured claims has not been accrued during the period subsequent to the filing date (February 15, 2001). The amount of additional unpaid interest on the 8 7/8% Senior Subordinated Notes that would have been accrued through November 30, 2001 approximates $21.0 million.

The lease termination claim liability is based upon the Company's estimates of the landlords' claims for 73 theatres (481 screens) rejected and closed in the U.S., 37 theatres (211 screens) repudiated and closed in Canada and four leases terminated in Austria and Poland. In the U.S., the amount accrued by the Company for a landlord's lease claim, with respect to rejected theatres, is limited under the Bankruptcy Code. This limitation provides the Company with a far smaller lease termination liability than would have been incurred if these leases had been terminated without the protection of the Bankruptcy Code. This provision may be subject to future adjustments based on claims filed by the landlords and Bankruptcy Court actions. In Canada, the amount payable in respect of repudiated leases is established under the plan presented for approval by the affected classes of the creditors and the Superior Court. Although this amount is usually less than would otherwise be payable upon the unilateral termination of a lease, it is not prescribed by statute. The Company cannot presently determine or reasonably estimate the ultimate liability which may result from the filing of claims for any rejected/repudiated contracts or from additional leases which may be rejected/repudiated in connection with the bankruptcy proceedings. The Company is negotiating with certain of its remaining landlords and is continuing to evaluate its remaining leases as part of its reorganization process.

NOTE 5 - LONG-TERM DEBT AND OTHER OBLIGATIONS
---------------------------------------------

Due to the Company's failure to comply with certain financial covenants and the commencement of the Chapter 11 and CCAA cases, the Company is in default on substantially all of its pre-petition debt obligations. Except as otherwise may be determined by the Bankruptcy Court or the Superior Court, the stay protection afforded by the Chapter 11 and CCAA cases prevents any action from being taken with regard to any of the defaults under the pre-petition debt obligations. Certain of these obligations are classified as Liabilities Subject to Compromise at November 30, 2001 and February 28, 2001. See Note 4 to these unaudited consolidated financial statements for additional information. The Company's borrowings under its Senior Revolving Credit Facility at November 30, 2001 and February 28, 2001 totaled $737.1 million and $733.8 million, respectively, with an additional $5.0 million and $6.5 million of availability for outstanding letters of credit, respectively. The Senior Revolving Credit Facility balance at November 30, 2001 includes approximately $2.0 million of pre-petition accrued interest that had been classified as an accrued expense. The remaining increase in borrowings of $1.3 million during the nine months ended November 30, 2001 represents the funding of amounts drawn on existing letters of credit under the Senior Revolving Credit Facility.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 5 - LONG-TERM DEBT AND OTHER OBLIGATIONS, CONTINUED
--------------------------------------------------------

Long-term debt and other obligations consist of:

                                                                   November 30, 2001   February 28, 2001
                                                                   -----------------   -----------------
Senior Revolving Credit Facility                                       $   737,057      $    733,844
Debtor-in-Possession Credit Facility                                        10,000                 -
West 34th Street Loan                                                        5,975                 -
Mortgages payable - non-recourse, payable through 2008,
   interest rates from 8.5% to 11.5%                                         9,804            10,746
                                                                       -----------      ------------
                                                                           762,836           744,590
Less: Current maturities                                                   756,723           738,197
                                                                       -----------      ------------
                                                                       $     6,113      $      6,393
                                                                       ===========      ============

In connection with the Company's Chapter 11 and CCAA filings, on February 15, 2001, the Company entered into the DIP Facility with Bankers Trust Company, as Administrative Agent. The DIP Facility was approved by the Bankruptcy Court on April 4, 2001. The DIP Facility, which expires on the earlier of January 31, 2002 or upon the occurrence of certain other events, including the effectiveness of a plan of reorganization, is designed to provide the Company with liquidity to operate in the ordinary course and meet certain of its funding commitments for completion of certain theatre complexes now under construction in North America. Bankers Trust Company has agreed to extend the maturity date of the DIP Facility until March 31, 2002. The debtor-in-possession commitment that LCP received from Bankers Trust is for approximately $146 million, $60 million of which consists of a revolving credit line with the remaining $86 million being used to repay post-default advances (i.e., subsequent to August 31, 2000) made under the Senior Revolving Credit Facility, which were secured with mortgages on eleven of the Company's existing theatre properties, and to provide for outstanding letters of credit. Loans under the DIP Facility bear interest at the bank's base rate plus 1.5% or LIBOR plus 3.25%. The terms of the DIP Facility contain certain restrictive covenants which include: limitations on the incurrence of additional guarantees, liens and indebtedness, limitations on the sale of assets, and limitations on the funding of capital expenditures. The DIP Facility also requires that the Company meet certain minimum thresholds for consolidated cumulative earnings before interest, taxes, depreciation/amortization and other expenses as defined. For the months ended February 28, 2001 through November 30, 2001, the Company was in compliance with all financial covenant requirements reflected in the DIP Facility.

The $60 million revolving credit facility included in the DIP Facility has been used to finance the Company's operations in the normal course of business during the restructuring process (including the required adequate protection payments and funding the operating requirements and certain capital projects of Cineplex Odeon - up to a maximum of $20 million) and the completion of certain "designated" construction projects, currently under construction, which were committed to prior to the petition date. The terms of the DIP Facility also require the Company to make adequate protection payments on the pre-default amounts borrowed under the Senior Revolving Credit Facility (approximately $655 million). The amount of the monthly adequate protection payments is based on the base rate of interest plus 150 basis points. The loan to Cineplex Odeon of up to $20 million was approved by the Superior Court on February 15, 2001. This loan has been secured by the assets of Cineplex Odeon and its subsidiaries with the security being held by Deutsche Bank (Canada) as agent. The loan and the security therefor have been pledged to the lenders under the DIP Facility.

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)

NOTE 5 - LONG-TERM DEBT AND OTHER OBLIGATIONS, CONTINUED
--------------------------------------------------------

On July 3, 2001, the Bankruptcy Court authorized the Company to execute a Second Amendment to the DIP Facility. This amendment generally permits the Company to separately finance its obligations to complete the 14-screen theatre complex at West 34th Street in New York City, which opened on November 2, 2001 and is being operated by the Company under a long-term operating lease agreement. This theatre was committed to by the Company prior to the petition filing date (February 15, 2001). Approximately $15.0 million has been spent through November 30, 2001 on this theatre and the cost to complete this theatre is estimated at $1.0 million, for the purchase and installation of furniture, fixtures and equipment and certain other tenant improvements. The developer has agreed to provide the Company with financing of up to $10 million to complete the West 34th Street theatre. The Company and the developer have executed a Loan and Security Agreement, dated June 15, 2001, to finalize this financing (the "West 34th Street Loan") and the Bankruptcy Court approved the Loan and Security Agreement on July 3, 2001. As of November 30, 2001, approximately $6.0 million had been drawn under the West 34th Street Loan. Additionally, on December 14, 2001 the Company borrowed an additional $1.0 million under the West 34th Street Loan. As collateral for this loan, the developer received, among other things, a first priority security interest in an existing property, which is owned by the Company in fee. The Company is presently marketing this property and certain other properties and the proceeds, if the sales are consummated, will be used to repay any amounts outstanding under the West 34th Street Loan and to complete any remaining obligations relative to the West 34th Street theatre. The West 34th Street Loan is also secured by a lien on the Company's interest in the West 34th Street lease and the cash flow generated by the theatre operations. The West 34th Street Loan matures on the earlier of three years or upon the Company's emergence from bankruptcy. The loan bears interest at the bank's base rate plus 1.5% or LIBOR plus 3.25%, which is payable monthly. Principal is payable at maturity.

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

As of February 28, 2001, no amounts had been drawn against the DIP Facility. As of November 30, 2001, $10.0 million had been drawn against the DIP Facility, including $2.0 million funded by LCP to Cineplex Odeon under the Canadian sublimit of the DIP Facility. The Company's availability under the DIP Facility equaled $50 million as of November 30, 2001. On December 13, 2001, the Company repaid $8.0 million of the amount drawn against the DIP Facility. In addition, on January 7, 2002, the Company repaid the remaining $2.0 million drawn under the Canadian sublimit of the DIP Facility. The Company's availability under the DIP Facility amounts to $60 million as of January 14, 2002.

In connection with the Company's proposed Plan filed with the Bankruptcy Court and its emergence from bankruptcy, LCP entered into discussions with a group of banks to (i) provide the Company with exit financing in the form of a revolving credit facility and (ii) restructure the amount outstanding under the existing Senior Revolving Credit Facility in the form of a term loan. On December 21, 2001, the Company executed a commitment letter with a group of banks whereby the banks agreed to provide up to $100 million of exit financing necessary to complete the Chapter 11 Bankruptcy proceedings in the United States. The proceeds are to be used to (i) repay the DIP Facility, (ii) provide funds for working capital and (iii) pay certain costs and expenses related to the Bankruptcy. In addition, on December 21, 2001, the

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 5 - LONG-TERM DEBT AND OTHER OBLIGATIONS, CONTINUED
--------------------------------------------------------

Company came to terms with a group of banks whereby the banks committed to refinance 98.25% of the amount outstanding under the existing Senior Revolving Credit Facility, less at least $300 million of existing debt to be converted into equity of the restructured Company, into a new restructured senior secured term loan facility that will approximate $430 million. The exit financing and term loan are subject to various conditions, which include, among other things, confirmation of the Plan.

On December 20, 2001, Cineplex Odeon received a commitment from a lending institution to provide up to $95 million (in Canadian dollars) in exit financing necessary to complete the CCAA proceeding in Canada. The proceeds are to be used to (i) repay the Canadian sublimit of the DIP Facility and settle claims under the CCAA plan of arrangement, (ii) provide funds for working capital and (iii) provide funds for general corporate purposes. The Canadian exit facility is subject to certain conditions which include, among other things, satisfaction with the terms of the court order sanctioning the CCAA plan of arrangement.

The Company currently has outstanding $300 million aggregate principal amount of 8 7/8% Senior Subordinated Notes (the "Notes") due 2008. On February 1, 2001, the required interest payment of $13.3 million due on the Company's Notes was blocked by the lenders under the Senior Revolving Credit Facility. In accordance with the Indenture, the Company had thirty days to cure the default before such payment default became an event of default which would permit the requisite holders to accelerate payment of the outstanding principal amount of and accrued interest on these notes. These Notes automatically accelerated as a result of the Chapter 11 filing. The Company does not at this time have access to capital to be able to repay these notes or interest in cash. The payments on the 8 7/8% Senior Subordinated Notes, including interest, have been stayed and have been reclassified as Liabilities Subject to Compromise in the November 30, 2001 unaudited consolidated balance sheet and the February 28, 2001 consolidated balance sheet. See Note 4, Liabilities Subject to Compromise, for further discussion.

NOTE 6 - REORGANIZATION COSTS
-----------------------------

The Company has incurred reorganization related charges of approximately $9.9 million and $29.1 million for the three and nine months ended November 30, 2001, respectively, which have been reflected in the Reorganization Costs line of the Statement of Operations. Reorganization costs are directly associated with the reorganization proceedings under the Company's Chapter 11 and CCAA filings. Included in such costs for the nine months ended November 30, 2001 are amounts related to (i) landlord claims related to the rejection of 8 additional theatres (comprising 65 screens) in the U.S. and the repudiation of 12 additional theatres (comprising 74 screens) in Canada and (ii) accruals or payments for professional and advisory fees incurred directly related to and subsequent to the bankruptcy filing on February 15, 2001. Reorganization costs are as follows:

                                                              Three months ended        Nine months ended
                                                               November 30, 2001         November 30, 2001
                                                              ------------------        ------------------
Professional advisory fees                                      $       6,452            $     17,362
Lease claim charge                                                      2,264                   8,648
Other expenses directly related to the bankruptcy                       1,156                   3,078
                                                                -------------            ------------
     Total                                                      $       9,872            $     29,088
                                                                =============            ============

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 7 - COMPREHENSIVE INCOME
-----------------------------

The following components are reflected in the Company's comprehensive income:

                                             Three Months Ended                   Nine Months Ended
                                         November 30,      November 30,       November 30,      November 30,
                                                 2001              2000               2001              2000
                                         ------------      ------------       ------------      ------------

Net loss                                   $ (61,276)        $(185,895)        $ (115,654)        $(280,745)
Other comprehensive income                    (1,098)           (5,030)            (2,106)           (6,916)
                                           ---------         ---------         ----------         ---------
Comprehensive income                       $ (62,374)        $(190,925)        $ (117,760)        $(287,661)
                                           =========         =========         ==========         ==========


The following is a reconciliation of the Company's accumulated other comprehensive income:

                                                                   Nine Months Ended
                                                                   November 30, 2001
                                                                   -----------------
Accumulated other comprehensive income as of
March 1, 2001                                                              $ (6,626)
Other comprehensive income for the nine months ended
November 30, 2001:
    Foreign currency translation adjustment, net of income
    tax benefit of $1,576                                                    (2,106)
                                                                           ---------
Accumulated other comprehensive income as of
November 30, 2001                                                          $ (8,732)
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

                                            UNITED
                                            STATES            CANADA            INT'L      CONSOLIDATED
                                       --------------   --------------    --------------   ------------
Three Months Ended
November 30, 2001

   Total revenue                       $     144,667    $      29,455     $         668    $     174,790
   Loss on sale/disposal of theatres   $     (19,044)   $      (3,119)    $        (198)   $     (22,361)
   Loss from operations                $     (32,164)   $      (4,305)    $        (629)   $     (37,098)


Three Months Ended
November 30, 2000

   Total revenue                       $     155,717    $      35,609     $         811    $     192,137
   Loss on sale/disposal of theatres   $     (58,102)   $     (67,563)    $        (883)   $    (126,548)
   Loss from operations                $     (81,106)   $     (74,404)    $      (2,094)   $    (157,604)


Nine Months Ended
November 30, 2001

   Total revenue                       $     515,327    $     110,282     $       1,751    $     627,360
   Loss on sale/disposal of theatres   $     (36,476)   $      (3,502)    $        (198)   $     (40,176)
   (Loss)/Income from operations       $     (35,381)   $         972     $      (3,553)   $     (37,962)
   Total assets                        $   1,252,824    $     285,342     $      65,063    $   1,603,229


Nine Months Ended
November 30, 2000

   Total revenue                       $     542,806    $     116,948     $       2,671    $     662,425
   Loss on sale/disposal of theatres   $     (96,090)   $     (68,146)    $      (1,091)   $    (165,327)
   Loss from operations                $    (112,212)   $     (80,381)    $      (5,128)   $    (197,721)

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Commitments

The Company has aggregate commitments of $16.0 million related to several recently opened theatres and the completion of construction of 1 theatre property (comprising 14 screens) anticipated to be opened next year. The Company has also guaranteed $96.2 million related to obligations under lease agreements entered into by MJT.

Metreon Arbitration

In May 1997, the Company entered into a 21 year lease with Metreon, Inc. ("Metreon"), an affiliate of Sony Corporation of America, to operate a multiplex theatre in an entertainment/retail complex developed by Metreon in San Francisco. Since that theatre opened in June 1999, the Company has had a dispute with Metreon with respect to construction costs (amount of dispute is approximately $5 million) that may be the Company's responsibility under the lease. Also, the Company is in dispute with regard to the nature of the costs that Metreon is seeking to include as operating expenses under the lease, and the proper allocation of operating expenses to this theatre, based on the Company's proportionate share of the complex. To date, the Company has been unable to resolve these issues through negotiation with Metreon. The estimated difference in operating expenses allocable to this theatre, taking into account differences over both the nature of the allocable costs and determination of the Company's proportionate share of the complex, is approximately $3 - $4 million per annum for the duration of the lease. Pursuant to the terms of the lease, the Company is to contribute to the operating expenses of the complex in an amount equal to its proportionate share of the total floor area of the complex. Metreon has asserted that the Company's proportionate share of the complex is approximately 47%, while the Company asserts that its proportionate share is approximately 32%. On September 19, 2000, as permitted by the lease, Metreon filed a demand for arbitration with the American Arbitration Association seeking a declaration of the proportionate share of the complex floor area occupied by this theatre. The Company believes that it has meritorious defenses to all of Metreon's claims against the Company under the lease and intends to vigorously assert its position regarding its proportionate share of the complex. This arbitration is stayed as a result of the filing of the Chapter 11 petition. On May 17, 2001, Metreon filed a motion for relief from the automatic stay to pursue the arbitration. The Company filed an objection to Metreon's motion and a hearing on the motion and the objection has not yet occurred.

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

                    LOEWS CINEPLEX ENTERTAINMENT CORPORATION
                            (DEBTORS-IN-POSSESSION)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (ALL DOLLAR AMOUNTS IN THOUSANDS, EXCEPT AS OTHERWISE NOTED)


NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED
-------------------------------------------------

Environmental Litigation

Two drive-in theatres, both formerly leased by the Company and in the State of Illinois, are located on properties on which certain third parties disposed of, or may have disposed of, substantial quantities of construction debris, auto shredder residue or other debris. Such material may contain hazardous substances. One of these leases terminated in the ordinary course prior to the Debtors filing their Chapter 11 cases. Pursuant to an order of the Bankruptcy Court, the other lease was rejected in accordance with the Bankruptcy Code. Termination or rejection of these leases, however, may not terminate all of the Debtors' liability in connection with the prior disposal on these properties. In addition, the rejected lease property is the subject of an action, filed in August 1998 in the Circuit Court of Cook County, Illinois by the Illinois Attorney General's office seeking civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and ground water testing and remediation, if necessary. The Company believes that this action (and any other actions arising from or in connection with this property) is automatically stayed under Section 362 of the Bankruptcy Code. Despite the application of the automatic stay, the Illinois Attorney General's office has continued to prosecute the action. Due to the complex nature of this litigation and the difficulties inherent in attempting to prevent the State of Illinois from violating the automatic stay, the Company has continued to defend against this action while reserving all of their rights under applicable bankruptcy law. Nevertheless, the Company believes that since the State of Illinois failed to file a proof of claim, its claims will be discharged upon confirmation of the Chapter 11 Plan. However, there can be no assurance that the Company's liability, if any, in connection with this action will not be material and the Company's range of potential liability with respect to this action cannot be reasonably estimated at this time due to several unknown factors, including the scope of contamination at the theatre property, the likelihood of any particular remedial action being required, the allocation of liability, if any, to other responsible parties, and the ability of such parties to satisfy their share of such liability.

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


NOTE 9 - COMMITMENTS AND CONTINGENCIES, CONTINUED
-------------------------------------------------

Company violated its contractual and fiduciary responsibilities in managing the two theatres. On December 3, 1997, Six West filed an amended complaint asserting similar claims with respect to the Festival Theatre which was operated by one of the Company's subsidiaries until it was closed in 1994. All of the defendants moved to dismiss the amended complaint by motion dated January 8, 1998. The court decided both motions in a memorandum opinion and order dated March 8, 2000. The court granted defendants' motion to dismiss the contract claims against the individual non-corporate defendants and a portion of one claim against the Company. The court denied the motion with respect to the remainder of the amended complaint and the non-LCP corporate defendants. Discovery in the action is still in progress. LCP believes that Six West's claims are without merit and intends to oppose them vigorously. This action was stayed with respect to those defendants that are U.S. Debtors as a result of the filing of the Chapter 11 petitions.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of the Loews Cineplex Entertainment Corporation ("we", "us" and "our") financial condition and operating results should be read in conjunction with our unaudited consolidated financial statements for the three and nine month periods ended November 30, 2001 and 2000 and our Annual Report on Form 10-K for the fiscal year ended February 28, 2001.

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

We continue to close or dispose of certain overlapping theatre locations and underperforming theatres, including older, obsolete theatres that contribute only minimally to cash flow from operations or are operating at a loss. As a result of weak operating performance and the prior year industry downturn, we were successful in disposing of/closing a significant number of locations which has had a significant impact on our operating revenues and costs as reported for the current year. During fiscal year 2001 and the first nine months of fiscal year 2002, we have closed an aggregate of 145 locations comprising 825 screens. These theatres generated $118.4 million in total revenues and $21.7 million in negative operating cash flow during fiscal 2001. While in the aggregate these theatres generated significant revenues, the disposition or closure of these screens will improve our operating cash flow on an ongoing basis. As a result of the significant number of locations closed, as of November 30, 2001 we operate 264 locations (2,451 screens) as compared to 365 locations (2,965 screens) at November 30, 2000. Refer to the liquidity and capital resources section for additional information regarding theatre closures.

Results of Operations

Three Months Ended November 30, 2001 Compared to Three Months Ended November 30, 2000

Operating Revenues of approximately $174.8 million for the three months ended November 30, 2001 were $17.3 million lower than the three months ended November 30, 2000. Box office revenues for the three months ended November 30, 2001 of approximately $123.2 million were $10.5 million lower, and concession revenues of approximately $45.9 million were $6.0 million lower in comparison to the three months ended November 30, 2000. These decreases in operating revenues were due primarily to the significant number of theatres closed/disposed of subsequent to September 1, 2000 which primarily were overlapping theatre locations and underperforming theatres, including older, obsolete theatres that contributed only minimally to cash flow from operations or were operating at a loss, coupled with lower attendance volume at existing locations (which were negatively impacted in the short term by the tragic events of September 11, 2001 in the New York and Washington, D.C. metropolitan areas). This overall decrease in revenues is net of additional revenues of approximately $14.0 million primarily from new theatre openings and an improvement in admission revenues per patron of $0.20 for the three months ended November 30, 2001.

Operating Costs of approximately $151.2 million for the three months ended November 30, 2001 were approximately $20.9 million lower than the three months ended November 30, 2000. This decrease was due primarily to reductions in variable operating expenses commensurate with the aforementioned decrease in operating revenues. The overall decrease in operating costs which aggregated $32.6 million, primarily due to the significant number of theatres closed/disposed of subsequent to September 1, 2000, was partially offset by incremental costs associated with new theatre openings, including occupancy costs, and the costs associated with the improvement in admission revenues per patron.

General and Administrative Costs of approximately $10.0 million for the three months ended November 30, 2001 were approximately $2.1 million lower than the three months ended November 30, 2000, due primarily to reductions in overhead levels in our U.S. and Canadian operations slightly offset by normal inflationary increases.

Depreciation and Amortization Costs of approximately $28.3 million for the three months ended November 30, 2001 were $5.3 million lower than the three months ended November 30, 2000, due primarily to the effect of theatre disposals partially offset by incremental depreciation from the investment in new theatres.

Restructuring Charges of nil for the three months ended November 30, 2001 were $5.4 million lower than the three months ended November 30, 2000. The $5.4 million in charges recorded in the prior year include severance related payments (approximately $2.9 million) associated with headcount reductions in our U.S. operations during November 2000 and professional advisory fees (pre-bankruptcy) associated with our evaluation of a longer-term financial plan, including amendments to our bank agreement.

Loss on Sale/Disposal of Theatres of approximately $22.4 million for the three months ended November 30, 2001 was $104.2 million lower than the three months ended November 30, 2000. This decrease was due primarily to the timing, nature and characteristics of theatre dispositions coupled with the $122.4 million provision recorded in the third quarter of the prior fiscal year for the plan to accelerate the disposition of approximately 675 screens in the U.S. and Canada. During the three months ended November 30, 2001, we disposed of 17 theatre locations comprising 106 screens, which primarily were older, obsolete theatres which generated marginal or negative cash flows. We will continue to aggressively close/dispose of theatres that are underperforming or non-strategic. See the Liquidity and Capital Resources section for additional information.

Reorganization Costs of approximately $9.9 million for the three months ended November 30, 2001 represent charges incurred as a result of the activities related to the Bankruptcy Proceedings. Reorganization costs primarily relate to
(i) landlord claims related to the rejection of an additional 2 theatre leases (10 screens) in the U.S. and 6 additional theatres (19 screens) repudiated in Canada during the three months ended November 30, 2001 and (ii) accruals or payments for professional and advisory fees incurred directly related to and subsequent to the bankruptcy filing on February 15, 2001. See Note 6 to the consolidated financial statements for additional information.

Interest Expense (including adequate protection payments) of approximately $13.8 million for the three months ended November 30, 2001 was approximately $13.6 million lower than the three months ended November 30, 2000, due primarily to lower interest expense relating to the $300 million 8 7/8% Senior Subordinated Notes, since interest has been stayed and no longer accrues as a result of the Bankruptcy Proceedings, coupled with the impact resulting from the write-off of unamortized deferred financing fees during the fourth quarter of fiscal year 2001 (also as a result of the Bankruptcy Proceedings) and a decrease in the variable borrowing rate relating to our Senior Revolving Credit Facility following successive interest rate reductions in the credit markets. This decrease was partially offset by the impact of additional pre-petition borrowings under our Senior Revolving Credit Facility coupled with borrowings under our DIP Facility and the West 34th Street Loan. See the Liquidity and Capital Resources section for additional information.

Attributable EBITDA of $16.9 million for the three months ended November 30, 2001 increased $5.7 million in comparison to the three months ended November 30, 2000, due primarily to the reductions in overhead levels in our U.S. and Canadian operations, the favorable impact of new theatre openings, higher admission revenues per patron and the positive impact resulting from the significant number of theatres closed/disposed of subsequent to September 1, 2000 which were operating at a cash flow loss. Attributable EBITDA (earnings before interest, taxes, depreciation and amortization, loss on sale/disposal of theatres, restructuring charges, reorganization costs, cumulative effect of change in accounting principle and equity earnings/(losses) included in EBITDA plus EBITDA from partnerships, net of partners' share) is a measure that management uses to evaluate our financial performance. Attributable EBITDA measures the amount of cash that we have available for investment or other uses and is used by us as a measure of performance. Attributable EBITDA is primarily a management tool and only one measure of financial performance to be considered by the investment community. Attributable EBITDA is not an alternative to measuring operating results or cash flow under U.S. GAAP. In addition, the Attributable EBITDA measure presented herein may not be comparable to similarly titled measures reported by other companies.

Nine Months Ended November 30, 2001 Compared to Nine Months Ended November 30, 2000

Operating Revenues of approximately $627.4 million for the nine months ended November 30, 2001 were $35.1 million lower than the nine months ended November 30, 2000. Box office revenues for the nine months ended November 30, 2001 of approximately $440.6 million were $18.9 million lower, and concession revenues of approximately $164.5 million were $13.2 million lower in comparison to the nine months ended November 30, 2000. These decreases in operating revenues were due primarily to the significant number of theatres closed/disposed of subsequent to March 1, 2000 which primarily were overlapping theatre locations and underperforming theatres, including older, obsolete theatres that contributed only minimally to cash flow from operations or were operating at a loss, coupled with lower attendance volume at existing locations (which were negatively impacted in the short term by the tragic events of September 11, 2001 in the New York and Washington, D.C. metropolitan areas). This overall decrease in revenues is net of additional revenues of approximately $48.2 million primarily from new theatre openings and an improvement in admission revenues per patron of $0.16 and concession revenue per patron of $0.03 for the nine months ended November 30, 2001.

Operating Costs of approximately $510.2 million for the nine months ended November 30, 2001 were approximately $45.8 million lower than the nine months ended November 30, 2000. This decrease was due primarily to reductions in variable operating expenses commensurate with the aforementioned decrease in operating revenues. The overall decrease in operating costs which aggregated $91.0 million, primarily relating to the significant number of older, obsolete theatres closed/disposed of subsequent to March 1, 2000, was partially offset by incremental costs associated with new theatre openings, including occupancy costs and the costs associated with the improvement in admission and concession revenues per patron.

General and Administrative Costs of approximately $31.1 million for the nine months ended November 30, 2001 were approximately $7.5 million lower than the nine months ended November 30, 2000, due primarily to reductions in overhead levels in our U.S. and Canadian operations slightly offset by normal inflationary increases.

Depreciation and Amortization Costs of approximately $83.9 million for the nine months ended November 30, 2001 were $11.0 million lower than the nine months ended November 30, 2000, due primarily to the effect of theatre disposals partially offset by incremental amortization expense resulting from the change in the estimated remaining useful life of goodwill and incremental depreciation related to investments in new theatres which commenced operations. Goodwill primarily represents the excess purchase price associated with our combination with Cineplex Odeon Corporation in May 1998. Prior to the third quarter of fiscal year 2001, goodwill was amortized over a 40 year estimated useful life. In connection with our fiscal year 2001 third quarter review and assessment of our goodwill and as a result of management's plan at that time to accelerate the disposal of a significant number of screens in the U.S. and Canada, coupled with the continued industry downturn, we had determined that a reduction in the remaining useful life for goodwill amortization was appropriate. As a result, effective September 1, 2000, we determined that a more appropriate remaining useful life for unamortized goodwill is 20 years, resulting in additional amortization expense of approximately $4.0 million during the nine months ended November 30, 2001, net of the impact of the write-off of allocated goodwill.

Restructuring Charges of nil for the nine months ended November 30, 2001 were $5.4 million lower than the nine months ended November 30, 2000. The $5.4 million in charges recorded in the prior year include severance related payments (approximately $2.9 million) associated with headcount reductions in our U.S. operations during November 2000 and professional advisory fees (pre-bankruptcy) associated with our evaluation of a longer-term financial plan, including amendments to our bank agreement.

Loss on Sale/Disposal of Theatres of approximately $40.2 million for the nine months ended November 30, 2001 was $125.2 million lower than the nine months ended November 30, 2000. This decrease was due primarily to the timing, nature and characteristics of theatre dispositions coupled with the $122.4 million provision recorded in the third quarter of the prior fiscal year for the plan to accelerate the disposition of approximately 675 screens in the U.S. and Canada. During the nine months ended November 30, 2001, we disposed of 38 theatre locations comprising 238 screens, which primarily were older, obsolete theatres which generated marginal or negative cash flows. We will continue to aggressively close/dispose of theatres that are underperforming or non-strategic. See the Liquidity and Capital Resources section for additional information.

Reorganization Costs of approximately $29.1 million for the nine months ended November 30, 2001 represent charges incurred as a result of the activities related to the Bankruptcy Proceedings. Reorganization costs primarily relate to
(i) landlord claims related to the rejection of an additional 8 theatre leases (65 screens) in the U.S. and 12 additional theatres (74 screens) repudiated in Canada during the nine months ended November 30, 2001 and (ii) accruals or payments for professional and advisory fees incurred directly related to and subsequent to the bankruptcy filing on February 15, 2001. See Note 6 to the consolidated financial statements for additional information.

Interest Expense (including adequate protection payments) of approximately $46.9 million for the nine months ended November 30, 2001 was approximately $25.6 million lower than the nine months ended November 30, 2000, due primarily to lower interest expense relating to the $300 million 8 7/8% Senior Subordinated Notes, since interest has been stayed and no longer accrues as a result of the Bankruptcy Proceedings, coupled with the impact resulting from the write-off of unamortized deferred financing fees during the fourth quarter of fiscal year 2001 (also as a result of the Bankruptcy Proceedings) and a decrease in the variable borrowing rate related to our Senior Revolving Credit Facility following successive interest rate reductions in the credit markets. This decrease was partially offset by the impact of additional pre-petition borrowings under our Senior Revolving Credit Facility coupled with borrowings under our DIP Facility and the West 34th Street Loan. See the Liquidity and Capital Resources section for additional information.

Cumulative effect of change in accounting principle of approximately $7.8 million for the prior fiscal year (nine months ended November 30, 2000) represented a one-time charge to reflect adoption of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", regarding the accounting for our Passport and Gift Certificate Programs (hereinafter referred to as "certificates"). SAB No. 101 was effective beginning December 1, 2000 requiring retroactive application to the beginning of our 2001 fiscal year. SAB No. 101 impacts the timing of when revenues may be recorded for unredeemed certificates. Prior to the issuance of SAB No. 101, we would recognize "breakage revenue" into income immediately upon the sale of certificates for the estimated portion of certificates that would not be redeemed. However, in accordance with SAB No. 101, we no longer record breakage revenue upon sale but rather upon the expiration date of the certificate or the date the obligation is otherwise fulfilled. This change in accounting principle has no impact on cash flows or the value of unredeemed certificates held by customers.

Attributable EBITDA of $96.2 million for the nine months ended November 30, 2001 increased $19.8 million in comparison to the nine months ended November 30, 2000, due primarily to the favorable impact of new theatre openings, higher admission and concession revenue per patron, the reductions in overhead levels in our U.S. and Canadian operations, and the positive impact resulting from the significant number of theatres closed/disposed of subsequent to March 1, 2000 which were operating at a cash flow loss.

Liquidity and Capital Resources

Our industry continues to experience significant liquidity pressures, which is evident by the number of theatre exhibitors that have filed for bankruptcy over the past couple of years. These liquidity pressures are due to a number of factors including the downturn in attendance as reflected in the prior year over year operating performance measures (i.e., calendar year 2000 attendance was down by approximately 3%), the moderate to aggressive new build strategies employed by the industry's larger exhibitors which, coupled with the difficulty in closing older, obsolete theatres, has resulted in an oversupply of theatre screens in many North American markets, impairment write-offs and losses on theatre dispositions, the downward credit ratings of the industry and the bankruptcy filings by several theatre chains, and defaults of certain loan agreements which have been publicly disclosed. The greater number of screens in North America caused by the industry's building new theatres and the lack of a corresponding number of theatre closures in the same period, has resulted in a saturation of screens and has contributed to shortened lengths of film run times and increased film cost percentages paid by exhibitors to distributors. These factors have contributed to significant reductions in the prices of publicly traded debt and equity securities and have materially reduced the industry's access to capital, making it increasingly difficult to meet obligations as they become due. In addition, the industry has generally fallen out of favor with investors and lenders due to the liquidity issues noted above and due to a lack of credit support from the capital markets. The industry has fallen on hard times and is presently going through one of the most significant and unprecedented reorganizations in its history. We had been negatively affected by these events and had experienced significant pressures on our liquidity and our ability to meet obligations as they became due. In an effort to relieve the pressures on our liquidity prior to our Chapter 11 and CCAA filings, we were active in pursuing possible solutions including seeking capital through other sources including asset securitizations, equity offerings, sale-leaseback transactions, strategic alliances with other exhibitors, a consensual restructuring of our capital structure or a restructuring of certain of our subsidiaries. We were unable to implement these transactions on the scale required to relieve us from the continued deterioration in our liquidity and cash flow. These conditions are among the factors that led to us filing for bankruptcy protection.

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

As a result of the Initial Order of the Superior Court in Canada, substantially all actions to enforce or otherwise effect payment of pre-filing obligations of Cineplex Odeon and its subsidiaries are stayed. The rights of secured creditors to enforce against our Canadian assets are also stayed. The stay period has been extended through February 8, 2002. The Initial Order permits (i) payments on normal terms to persons supplying goods and services after the date of the Initial Order, including film suppliers, as well as certain pre-filing claims,
(ii) continuing to honor gift certificates, movie passes and other customer programs, (iii) payment for employee wages and related benefits and reimbursement of employee business expenses as well as statutory severance pay and (iv) the borrowing of up to $20 million from Loews Cineplex and the granting of security by the assets of Cineplex Odeon and its subsidiaries to secure such borrowings. Cineplex Odeon has been and intends to continue to pay undisputed post-filing claims of all vendors, film suppliers and other suppliers in the ordinary course of business. In addition, the Initial Order permits the repudiation of unexpired leases of Cineplex Odeon and its subsidiaries. Landlords whose leases have been repudiated will be entitled to file a claim in the CCAA proceedings in respect of such repudiation. The treatment of such claims has yet to be determined and will be set out in a plan of compromise and arrangement to be presented by Cineplex Odeon to the Superior Court and to its affected creditors. A claims process and claims bar date was established to determine the claims entitled to vote on a plan as well as to receive distributions thereunder. On August 2, 2001, by order of the Superior Court, the claims process was approved and the claims bar date of September 24, 2001 was set. Ultimately, any plan of compromise or arrangement must be approved by a vote of a majority in number of creditors of each class of creditors affected by the plan as well as by a vote of holders of two-thirds of the value of the claims of each such class. If such a vote is favorable, the plan must then be sanctioned by the Superior Court.

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

We expect that our current liquidity needs can be financed through a combination of cash from operations along with financing provided through the DIP Facility. The DIP Facility was approved by the Bankruptcy Court on April 4, 2001. The DIP Facility, which expires on the earlier of January 31, 2002 or upon the occurrence of certain other events including the effectiveness of a plan of reorganization, is designed to provide liquidity to allow us to operate in the ordinary course and meet certain of our funding commitments for completion of certain theatre complexes now under construction in North America. Bankers Trust Company has agreed to extend the maturity date of the DIP Facility until March 31, 2002. The debtor-in-possession commitment that we received from Bankers Trust is for approximately $146 million, $60 million of which consists of a revolving credit line with the remaining

$86 million to repay post-default advances (i.e., subsequent to August 31, 2000) made under our Senior Revolving Credit Facility, which were secured with mortgages on eleven of our existing theatre properties, and to provide for outstanding letters of credit. Loans under the DIP Facility bear interest at the bank's base rate plus 1.5% or LIBOR plus 3.25%. The terms of the DIP Facility contain certain restrictive covenants which include: limitations on the incurrence of additional guarantees, liens and indebtedness, limitations on the sale of assets, and limitations on the funding of capital expenditures. The DIP Facility also requires that we meet certain minimum thresholds for consolidated cumulative earnings before interest, taxes, depreciation/amortization and other expenses as defined. For the months ended February 28, 2001 through November 30, 2001, we were in compliance with all financial covenant requirements reflected in the DIP Facility.

The $60 million revolving credit facility included in the DIP Facility has been used (i) to finance our operations in the normal course of business during the restructuring process (including the required adequate protection payments and funding the operating requirements and certain capital projects of Cineplex Odeon - up to a maximum of $20 million) and (ii) to complete certain "designated" construction projects, currently under construction, which were committed to prior to the petition date. The terms of the DIP Facility also require us to make adequate protection payments on a monthly basis on the pre-default amounts borrowed under our Senior Revolving Credit Facility (approximately $655 million). The amount of the monthly adequate protection payments is based on the base rate of interest plus 150 basis points. The loan by us to Cineplex Odeon of up to $20 million was approved by the Superior Court on February 15, 2001. This loan has been secured by the assets of Cineplex Odeon and its subsidiaries with the security being held by Deutsche Bank (Canada) as agent. The loan and the security therefor have been pledged to the lenders under the DIP Facility.

As of February 28, 2001, no amounts had been drawn against the DIP Facility. As of November 30, 2001, $10.0 million had been drawn against the DIP Facility, including $2.0 million funded by us to Cineplex Odeon under the Canadian sublimit of the DIP Facility. Our availability under the DIP Facility equaled $50 million as of November 30, 2001. On December 13, 2001, we repaid $8.0 million of the amount drawn against the DIP Facility. In addition, on January 7, 2002, we repaid the remaining $2.0 million drawn under the Canadian sublimit of the DIP Facility. Our availability under the DIP Facility amounts to $60 million as of January 14, 2002.

On July 3, 2001, the Bankruptcy Court authorized us to execute a Second Amendment to the DIP Facility. This amendment generally permits us to separately finance our obligations to complete the 14-screen theatre complex at West 34th Street in New York City, which opened on November 2, 2001 and is being operated by us under a long-term operating lease agreement. This theatre was committed to by us prior to the petition filing date (February 15, 2001). Approximately $15.0 million has been spent to date on this theatre and the cost to complete this theatre is estimated at $1.0 million, for the purchase and installation of furniture, fixtures and equipment and certain other tenant improvements. The developer has agreed to provide financing of up to $10 million for us to complete the West 34th Street theatre. We and the developer have executed a Loan and Security Agreement, dated June 15, 2001, to finalize this financing (the "West 34th Street Loan") and the Bankruptcy Court approved the Loan and Security Agreement on July 3, 2001. As of November 30, 2001, approximately $6.0 million had been drawn under the West 34th Street Loan. Additionally, on December 14, 2001 we borrowed an additional $1.0 million under the West 34th Street Loan. As collateral for this loan, the developer received, among other things, a first priority security interest in an existing property, which is owned by us in fee. We are presently marketing this property and the proceeds, if the sale is consummated, will be used to repay any amounts outstanding under the West 34th Street Loan and to complete any remaining obligations relative to the West 34th Street theatre. The West 34th Street Loan is also secured by a lien on our interest in the West 34th Street lease and the cash flow generated by the theatre operations. The West 34th Street Loan matures on the earlier of three years or upon our emergence from bankruptcy. The loan bears interest at the bank's base rate plus 1.5% or LIBOR plus 3.25%, which is payable monthly. Principal is payable at maturity.

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

On November 11, 2001, the Debtors filed a Chapter 11 plan and related disclosure statement (the "Plan") with the Bankruptcy Court. For further details regarding the Plan, refer to the report on Form 8-K, dated November 11, 2001, filed with the Securities and Exchange Commission. Pursuant to the Plan, existing equity will be extinguished and equity security holders will not receive a distribution. By order dated November 29, 2001, the Bankruptcy Court scheduled a hearing for January 7, 2002, which was subsequently extended to January 14, 2002, to consider the adequacy of the disclosure statement. At the hearing on January 14, 2002, the Bankruptcy Court stated it would enter an order approving the adequacy of the disclosure statement and scheduling the hearing on confirmation of the Plan for February 28, 2002. There can be no assurance that the proposed Plan will be confirmed.

In connection with our proposed Plan filed with the Bankruptcy Court and our emergence from bankruptcy, we entered into discussions with a group of banks to
(i) provide us with exit financing in the form of a revolving credit facility and (ii) restructure the amount outstanding under our existing Senior Revolving Credit Facility in the form of a term loan. On December 21, 2001, we executed a commitment letter with a group of banks whereby the banks agreed to provide up to $100 million of exit financing necessary to complete the Chapter 11 Bankruptcy proceedings in the United States. The proceeds are to be used to (i) repay the DIP Facility, (ii) provide funds for working capital and (iii) pay certain costs and expenses related to the Bankruptcy. In addition, on December 21, 2001, we came to terms with a group of banks whereby the banks committed to refinance 98.25% of the amount outstanding under the existing Senior Revolving Credit Facility, less at least $300 million of existing debt to be converted into equity of the restructured Loews Cineplex, into a new restructured senior secured term loan facility that will approximate $430 million. The exit financing and term loan are subject to various conditions, which include, among other things, confirmation of the Plan.

On December 20, 2001, Cineplex Odeon received a commitment from a lending institution to provide up to $95 million (in Canadian dollars) in exit financing necessary to complete the CCAA proceeding in Canada. The proceeds are to be used to (i) repay the Canadian sublimit of the DIP Facility and settle claims under the CCAA plan of arrangement, (ii) provide funds for working capital and (iii) provide funds for general corporate purposes. The Canadian exit facility is subject to certain conditions which include, among other things, satisfaction with the terms of the court order sanctioning the CCAA plan of arrangement.

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

We continue to close or dispose of certain overlapping theatre locations and underperforming theatres, including older, obsolete theatres which contribute only marginally to cash flow or operate at a cash flow loss. In connection with the Chapter 11 and CCAA filings, we have established reserves for settlement of landlord claims as a result of rejection or repudiation of theatre leases. These claims may be settled either by cash or equity of Loews Cineplex or, in the case of Cineplex Odeon, as otherwise provided in its CCAA plan of arrangement. The nature and magnitude of how these liabilities will ultimately be treated and settled cannot be determined until a Chapter 11 plan of reorganization/CCAA plan of arrangement is confirmed by the Bankruptcy Court or Superior Court and become effective. As of November 30, 2001,

77 theatres comprising 516 screens have been approved for rejection by the Bankruptcy Court in the U.S., 44 theatres comprising 254 screens have been repudiated in Canada and four leases have been terminated in Austria and Poland. As a result of our continued review of the leases in our portfolio and the results of the lease renegotiation process, additional leases may be targeted for rejection or repudiation in the future.

At November 30, 2001, we had aggregate commitments of $16.0 million related to several recently opened theatres and the completion of construction of 1 theatre property (comprising 14 screens) anticipated to be opened next year.

In connection with the combination with Cineplex Odeon Corporation on May 14, 1998 (the "Combination"), we entered into a $1 Billion Senior Revolving Credit Facility with Bankers Trust Company, as administrative agent. The Senior Revolving Credit Facility, together with an $84.5 million equity contribution provided by Universal Studios, Inc. ("Universal"), replaced the Sony Corporation of America ("SCA") Credit Facility and Cineplex Odeon's existing credit facility, funded cash paid to Sony Pictures Entertainment Inc. ("SPE") and/or its affiliates upon closing of the Combination, and provided ongoing financing to us to fund working capital requirements and theatre expansion in North America and internationally. This Senior Revolving Credit Facility was comprised of two tranches, a $750 million senior secured revolving credit facility, secured by substantially all of our assets, other than real property interests, and the assets, other than real property interests, of our domestic subsidiaries, and a $250 million uncommitted facility. The Senior Revolving Credit Facility bears interest, payable monthly, at a rate of either the current prime rate as offered by Bankers Trust Company or an Adjusted Eurodollar rate (as defined in the credit agreement) plus an applicable margin based on our Leverage Ratio (as defined in the credit agreement). Our borrowings under the Senior Revolving Credit Facility at November 30, 2001 and February 28, 2001 totaled $737.1 million and $733.8 million, respectively, with an additional $5.0 million and $6.5 million of availability for outstanding letters of credit, respectively. The Senior Revolving Credit Facility balance at November 30, 2001 includes approximately $2.0 million of pre-petition accrued interest that had been classified as an accrued expense. The remaining increase in borrowings of $1.3 million during the nine months ended November 30, 2001 represents the funding of amounts drawn on existing letters of credit under the Senior Revolving Credit Facility. By reason of the Chapter 11 filing, there is no additional availability under the Senior Revolving Credit Facility. In accordance with the final order approving the DIP Facility, the Company is authorized to make adequate protection payments on the pre-default bank debt outstanding under the Senior Revolving Credit Facility (approximately $655 million). The amount of the monthly adequate protection payments is based on the base rate of interest plus 150 basis points.

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

Properties

At November 30, 2001, Loews Cineplex, including Star, Magic Johnson, Yelmo Cineplex and Megabox theatres, operated or had interests in 2,451 screens in 264 theatres, of which 27 theatres were owned by us, 233 theatres were leased and 4 theatres were operated by us under management arrangements. Our leases are entered into on a long-term basis. The lease terms generally range from 20 to 40 years and contain various renewal options, generally in intervals of 5 to 10 years. Theatre leases provide for the payment of a fixed annual rent and, sometimes, a percentage of box office receipts or total theatre revenue. The following tables show the locations of our screens in operation at November 30, 2001, including our partnerships' theatres.

                                United States                                              Canada

State                      Screens         Locations         Province              Screens        Locations
-----------------------------------------------------        ------------------------------------------------
Arizona                           27                3        Alberta                     123               13
California                        77                8        British Columbia             43                6
Connecticut                       30                2        Manitoba                     13                3
District of Columbia              28                8        Ontario                     286               32
Florida                           20                1        Quebec                      156               19
Georgia                           12                1        Saskatchewan                 27                4
                                                                                 ------------    -------------
Illinois                         217               25           Total                    648               77
                                                                                 ============    =============
Indiana                           34                3
Maryland                          93               10
Massachusetts                    115                9                                   International
Michigan                         156               10
Minnesota                          4                1        Country               Screens        Locations
                                                             ------------------------------------------------
New Hampshire                     12                2        Spain                       173               18
New Jersey                       215               18        Korea                        16                1
New York                         273               36        Hungary                       6                1
                                                                                 -----------     ------------
Ohio                              32                2           Total                    195               20
                                                                                 ===========     ============
Pennsylvania                      29                2
Texas                            102                9        Grand Total               2,451              264
                                                                                 ===========     ============
Utah                               9                1
Virginia                          21                3
Washington                       102               13
                          ----------      -----------
   Total                       1,608              167
                          ==========      ===========

Theatre Portfolio Changes

The following table indicates the number of theatre locations and screens and changes in each for the three and nine months ended November 30, 2001. These figures include screens and locations operated by Star, Magic Johnson, Yelmo Cineplex and Megabox.

                                            Three Months ended                       Nine Months ended
                                            November 30, 2001                        November 30, 2001
                                            -----------------                        -----------------

                                             North                                   North
                                           America       Int'l       Total         America       Int'l       Total
                                           -------       -----       -----         -------       -----       -----
Locations
---------

Beginning Balance                              256          20         276             273          21         294
New builds                                       3           -           3               6           -           6
J.V. Investments - International                 -           2           2               -           2           2
Dispositions / Closings                       (15)         (2)        (17)            (35)         (3)        (38)
                                             -----        ----       -----           -----        ----       -----
Ending Balance                                 244          20         264             244          20         264
                                             =====        ====       =====           =====        ====       =====

Screens
-------

Beginning Balance                            2,309         183       2,492           2,375         188       2,563
New builds/Expansions                           42           -          42             103           -         103
J.V. Investments - International                 -          23          23               -          23          23
Dispositions / Closings                       (95)        (11)       (106)           (222)        (16)       (238)
                                              ----        ----       -----           -----        ----       -----
Ending Balance                               2,256         195       2,451           2,256         195       2,451
                                             =====        ====       =====           =====        ====       =====

Note: The fiscal 2002 dispositions in the table above exclude 11 locations comprising 71 screens which closed on March 1, 2001. These locations and screens were included in the Annual Report on Form 10-K for the fiscal year ended February 28, 2001 as fiscal 2001 dispositions.

During the nine month period ended November 30, 2001, we opened six theatre locations aggregating 97 screens; in the United States we opened the Millennium Place 19 in Boston, the Country Club Hills 16 in Illinois, the Jersey Gardens 20 in New Jersey and the West 34th Street 14 in Manhattan; in Canada we opened the Queensway & Islington 18 in Toronto and the Square One 10 in Mississauga. Additionally, we expanded one existing theatre adding six screens: the Old Orchard Gardens theatre.

During fiscal year 2002, we further developed the existing circuit in Spain called Yelmo Cineplex de Espana. This joint venture opened two theatres aggregating 23 screens during the nine month period ended November 30, 2001: the Planetocio 9 in Madrid and the Gorbeia 14 in Vitoria.

During the nine month period ended November 30, 2001, we disposed of or closed 38 theatre locations comprising 238 screens. We continue to close or dispose of certain overlapping theatre locations and underperforming theatres, including older, obsolete theatres that contribute only minimally to cash flow from operations or are operating at a loss. As a result of our continued review of the leases in our portfolio and the results of the lease renegotiation process, additional leases may be targeted for rejection/repudiation or restructuring in the future. We anticipate that we will be successful in closing/renegotiating additional theatres targeted by management because as debtors-in-possession in the U.S. and pursuant to the Initial Order in Canada, we have the right, subject to Bankruptcy Court and Superior Court approval and certain other limitations, to reject/repudiate unexpired leases. In bankruptcy to date, we have rejected 77 of these theatre leases in the U.S., repudiated 44 of these theatre leases in Canada and terminated four of these leases in Austria and Poland.

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

On October 3, 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 generally conforms, among other things, impairment accounting for assets to be disposed of including those in discontinued operations and eliminates the exception to consolidation for which control is likely to be temporary. SFAS No. 144 will be effective for our fiscal year beginning March 1, 2002. We are currently considering the impact, if any, that this statement will have on our financial position and operating results.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Metreon Arbitration

          In May 1997, we entered into a 21 year lease with Metreon, Inc. ("Metreon"), an affiliate of Sony Corporation of America, to operate a multiplex theatre in an entertainment/retail complex developed by Metreon in San Francisco. Since that theatre opened in June 1999, we have had a dispute with Metreon with respect to construction costs (amount of dispute is approximately $5 million) that may be our responsibility under the lease. Also, we are in dispute with regard to the nature of the costs that Metreon is seeking to include as operating expenses under the lease, and the proper allocation of operating expenses to this theatre, based on our proportionate share of the complex. To date, we have been unable to resolve these issues through negotiation with Metreon. The estimated difference in operating expenses allocable to this theatre, taking into account differences over both the nature of the allocable costs and determination of our proportionate share of the complex, is approximately $3 - $4 million per annum for the duration of the lease. Pursuant to the terms of the lease, we are to contribute to the operating expenses of the complex in an amount equal to our proportionate share of the total floor area of the complex. Metreon has asserted that our proportionate share of the complex is approximately 47%, while we assert that our proportionate share is approximately 32%. On September 19, 2000, as permitted by the lease, Metreon filed a demand for arbitration with the American Arbitration Association seeking a declaration of the proportionate share of the complex floor area occupied by this theatre. We believe that we have meritorious defenses to all of Metreon's claims against us under the lease and intend to vigorously assert our position regarding our proportionate share of the complex. This arbitration is stayed as a result of the filing of the Chapter 11 petition. On May 17, 2001, Metreon filed a motion for relief from the automatic stay to pursue the arbitration. We filed an objection to Metreon's motion and a hearing on the motion and the objection has not yet occurred.

          Environmental Litigation

          Two drive-in theatres, both formerly leased by us and in the State of Illinois, are located on properties on which certain third parties disposed of, or may have disposed of, substantial quantities of construction debris, auto shredder residue or other debris. Such material may contain hazardous substances. One of these leases terminated in the ordinary course prior to the Debtors filing their Chapter 11 cases. Pursuant to an order of the Bankruptcy Court, the other lease was rejected in accordance with the Bankruptcy Code. Termination or rejection of these leases, however, may not terminate all of the Debtors' liability in connection with the prior disposal on these properties. In addition, the rejected lease property is the subject of an action, filed in August 1998 in the Circuit Court of Cook County, Illinois by the Illinois Attorney General's office seeking civil penalties and various forms of equitable relief, including the removal of all wastes allegedly present at the property, soil and ground water testing and remediation, if necessary. We believe that this action (and any other actions arising from or in connection with this property) is automatically stayed under Section 362 of the Bankruptcy Code. Despite the application of the automatic stay, the Illinois Attorney General's office has continued to prosecute the action. Due to the complex nature of this litigation and the difficulties inherent in attempting to prevent the State of Illinois from violating the automatic stay, we have continued to defend against this action while reserving all of our rights under applicable bankruptcy law. Nevertheless, we believe that since the State of Illinois failed to file a proof of claim, its claims will be discharged upon confirmation of the Chapter 11 Plan. However, there can be no assurance that our liability, if any, in connection with this action will not be material and our range of potential liability with respect to this action cannot be reasonably estimated at this time due to several unknown factors, including the scope of contamination at the theatre property, the likelihood of any particular remedial action being required, the allocation of liability, if any, to other responsible parties, and the ability of such parties to satisfy their share of such liability.

          Six West Retail Acquisition, Inc.

          On July 24, 1997, Six West Retail Acquisition, Inc., a real estate development company, initiated a lawsuit against us and some of our affiliates in the U.S. District Court for the Southern District of New York, seeking injunctive relief and unspecified monetary damages. Six West alleges that we violated federal antitrust laws by engaging in block booking agreements and monopolizing the motion picture exhibition market in New York City. Six West owns or leases the Paris and New York Twin theatres in Manhattan. The Paris theatre was managed by one of our subsidiaries under an oral management agreement that has been terminated. The New York Twin theatre is managed by one of our subsidiaries under a written management agreement. Six West also alleges that we violated our contractual and fiduciary responsibilities in managing the two theatres. On December 3, 1997, Six West filed an amended complaint asserting similar claims with respect to the Festival Theatre which was operated by one of our subsidiaries until it was closed in 1994. All of the defendants moved to dismiss the amended complaint by motion dated January 8, 1998. The court decided both motions in a memorandum opinion and order dated March 8, 2000. The court granted defendants' motion to dismiss the contract claims against the individual non-corporate defendants and a portion of one claim against us. The court denied the motion with respect to the remainder of the amended complaint and the non-LCP corporate defendants. Discovery in the action is still in progress. We believe that Six West's claims are without merit and intend to oppose them vigorously. This action was stayed with respect to those defendants that are U.S. Debtors as a result of the filing of the Chapter 11 petitions.

          Bankruptcy Proceedings

          On November 11, 2001, the Debtors filed a Chapter 11 plan and related disclosure statement (the "Plan") with the Bankruptcy Court. Pursuant to the Plan, existing equity securities will be cancelled and equity security holders will not receive a distribution. By order dated November 29, 2001, the Bankruptcy Court scheduled a hearing for January 7, 2002, which was subsequently extended to January 14, 2002, to consider the adequacy of the disclosure statement. At the hearing on January 14, 2002, the Bankruptcy court stated it would enter an order appoving the adequacy of the disclosure statement and scheduling the hearing on confirmation of the Plan for February 28, 2002. In addition, the Debtors have executed a commitment letter to (i) provide exit financing in the form of a revolving credit facility to the reorganized Debtor and (ii) restructure the amount outstanding under our Senior Revolving Credit Facility in the form of a term loan. There can be no assurance that the proposed Plan will be confirmed.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION

          We are a party to a number of collective bargaining agreements. Our collective bargaining agreements with Local 110 union, which represents 75 employees in Chicago, Illinois and Local 182 union, which represents 24 employees in Boston, Massachusetts have recently expired. Although the Debtors continue to negotiate satisfactory agreements, the affected employees may strike or be locked out of certain of our locations. Although, in the past, such actions have not had a material effect on our business, there can be no assurances that such actions will not have a material effect on our business.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               During the quarter ended November 30, 2001, the Company filed one current report on Form 8-K, dated November 11, 2001. The report disclosed in Item 5 that the Debtors filed a Chapter 11 Plan and related Disclosure Statement with the United States Bankruptcy Court for the Southern District of New York.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LOEWS CINEPLEX ENTERTAINMENT
                                 CORPORATION (Registrant)

Date:  January 14, 2002

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