Form 10-Q
period 2005-06-30
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 2005-09-13
CIK 1054588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-124111

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	13-3386485
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

711 Fifth Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 521-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☒    No  ☐

There is no market for the registrant’s equity. The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on June 30, 2005 was 1,000.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Part I.	Financial Information

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheet at December 31, 2004 and June 30, 2005		1

Unaudited Condensed Combined Consolidated Statement of Operations for the Three and Six Months ended June 30, 2004 (Predecessor Company) and June 30, 2005 (Successor Company)		2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months ended June 30, 2005		3

Unaudited Condensed Combined Consolidated Statement of Cash Flows for the Six Months ended June 30, 2004 (Predecessor Company) and June 30, 2005 (Successor Company)		4

Notes to Unaudited Condensed Combined Consolidated Financial Statements		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Qualitative and Quantitative Disclosures Amount Market Risk	38

Item 4.	Controls and Procedures	39

Part II.	Other Information

Item 1.	Legal Proceedings	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	40

Item 6.	Exhibits	40

1

ITEM 1.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2004	June 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,015	$56,368
Accounts and other receivables	34,284	36,177
Prepaid rent	9,924	9,442
Inventories	3,981	3,314
Assets held for sale	2,408	2,394
Prepaid expenses and other current assets	11,316	9,394

TOTAL CURRENT ASSETS	132,928	117,089

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET	732,156	692,123

OTHER ASSETS
Investments in and advances to partnerships	115,577	115,850
Goodwill	550,536	553,140
Other intangible assets, net	164,483	156,138
Deferred charges and other assets	56,278	59,437

TOTAL ASSETS	$1,751,958	$1,693,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,800	$134,842
Deferred revenue	33,538	30,673
Current maturities of long-term debt	6,401	6,406
Current portion of capital leases	1,044	1,086

TOTAL CURRENT LIABILITIES	174,783	173,007

LONG-TERM DEBT	1,031,506	1,026,648
LONG-TERM CAPITAL LEASE OBLIGATIONS	26,989	26,441
ACCRUED PENSION AND POST-RETIREMENT BENEFITS	12,125	12,116
OTHER LIABILITIES	101,165	78,901

TOTAL LIABILITIES	1,346,568	1,317,113

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Common stock voting ($0.01 par value, 3,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2004 and June 30, 2005)	—	—
Additional paid-in capital	421,671	422,774
Accumulated other comprehensive income	6,577	12,747
Retained deficit	(22,858)	(58,857)

TOTAL STOCKHOLDERS’ EQUITY	405,390	376,664

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,751,958	$1,693,777

The accompanying notes are an integral part of these unaudited condensed combined consolidated financial statements.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

UNAUDITED CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS

(IN THOUSANDS OF U.S. DOLLARS)

	Combined Consolidated Predecessor Company	Consolidated Successor Company	Combined Consolidated Predecessor Company	Consolidated Successor Company
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
REVENUES
Box office	$165,483	$143,736	$308,066	$279,968
Concession	69,844	61,467	126,583	118,404
Other	10,151	10,816	20,529	20,147

Total operating revenues	245,478	216,019	455,178	418,519

EXPENSES
Theatre operations and other expenses	175,925	163,262	331,787	318,740
Cost of concessions	10,455	9,326	18,939	17,968
General and administrative	15,986	14,144	31,784	26,226
Depreciation and amortization	20,865	27,412	42,668	54,317
(Gain)/loss on sale/disposal of theatres and other	(3,641)	199	(3,688)	199

Total operating expenses	219,590	214,343	421,490	417,450

INCOME FROM OPERATIONS	25,888	1,676	33,688	1,069

Interest expense, net	7,012	20,692	14,249	38,347
Equity (income)/loss in long-term investments	1,457	543	32	(537)

INCOME/(LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	17,419	(19,559)	19,407	(36,741)
Income tax expense/(benefit)	5,017	(629)	7,975	(742)

INCOME/(LOSS) BEFORE DISCONTINUED OPERATIONS	12,402	(18,930)	11,432	(35,999)
Discontinued operations – sale of Canadian operations, net of tax of $964 for the three months ended June 30, 2004, and $1,221 for the six months ended June 30, 2004	1,515	—	1,920	—

NET INCOME/(LOSS)	$13,917	$(18,930)	$13,352	$(35,999)

The accompanying notes are an integral part of these unaudited condensed combined consolidated financial statements.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)

	Common Stock	Amount	Accumulated Other Comprehensive Income	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity
Balance as of December 31, 2004	1,000	$—	$6,577	$421,671	$(22,858)	$405,390

Foreign currency translation adjustment	—	—	5,895	—	—	5,895
Unrealized income on interest rate swap contracts	—	—	275	—	—	275
Net loss for the six months ended June 30, 2005	—	—	—	—	(35,999)	(35,999)

Comprehensive loss	—	—	—	—	—	(29,829)
Capital contribution from LCE Holdings, Inc.	—	—	—	1,103	—	1,103

Balance as of June 30, 2005	1,000	$—	$12,747	$422,774	$(58,857)	$376,664

The accompanying notes are an integral part of these unaudited condensed combined consolidated financial statements.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

UNAUDITED CONDENSED COMBINED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

	Combined Consolidated Predecessor	Consolidated Successor
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
OPERATING ACTIVITIES
Net income/(loss)	$13,352	$(35,999)
Gain from discontinued operations	(1,920)	—
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	42,668	54,317
(Gain)/loss on sale/disposal of theatres	(3,688)	199
Amortization of debt issuance costs	922	2,208
Equity (income)/loss from long-term investments	32	(537)
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,702)	(1,893)
Increase in accounts payable	4,934	1,042
Changes in other operating assets and liabilities, net	(9,506)	(4,925)

Net Cash Provided by Operating Activities	44,092	14,412

INVESTING ACTIVITIES
Proceeds from sale of assets	7,450	85
Investment in/advances to partnerships, net	(2,277)	—
Capital expenditures	(32,682)	(21,454)

Net Cash Used in Investing Activities	(27,509)	(21,369)

FINANCING ACTIVITIES
Equity contribution from LCE Holdings, Inc.	—	1,103
Repayments on Term Loan Agreement	(9,118)	—
Repayments on Priority Secured Credit Facility	(2,400)	—
Debt issuance costs	—	(556)
Repayments of U.S. Term B facility	—	(8,000)
Repayment of mortgage and capital leases	(517)	(587)

Net Cash Used in Financing Activities	(12,035)	(8,040)

Effect of exchange rate changes on cash and cash equivalents	57	350
Increase/(decrease) in cash and cash equivalents	4,605	(14,647)
Cash and cash equivalents at beginning of period	139,425	71,015

Cash and cash equivalents at end of period	$144,030	$56,368

The accompanying notes are an integral part of these unaudited condensed combined consolidated financial statements.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

Loews Cineplex Entertainment Corporation (“LCE” or the “Company”) is a major film exhibition company with operations and/or investments in the United States, Mexico, Spain and South Korea. The Company operates theatres under the Loews Theatres, Cineplex Odeon, Cinemex and Star Theatres names. The Company’s significant joint ventures operate theatres under the Magic Johnson, Megabox and Yelmo Cineplex names. As of June 30, 2005, the Company owns, or has an interest in, and operates 2,206 screens at 198 theatres in 18 states and the District of Columbia, Mexico, Spain and South Korea. The Company’s principal geographic markets include the metropolitan areas of New York, Baltimore, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, San Francisco, Seattle and Washington D.C. in the U.S.; Mexico City in Mexico; Madrid in Spain; and Seoul in South Korea.

Included in the Company’s screen and theatre counts are 425 screens in 38 theatres in which it holds a joint venture interest. The Company’s significant joint venture interests include a 50% partnership interest in Magic Johnson Theatres (“MJT”), which operates 60 screens in five theatres in the U.S (as a result of the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (“FIN 46(R)”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51 (revised December 2003)”, MJT has been consolidated for all periods presented), Yelmo Cineplex, S.L. (“Yelmo Cineplex”), which operates 299 screens in 26 theatres in Spain and Megabox Cineplex, Inc. (“Megabox Cineplex”), which operates 66 screens in seven theatres in South Korea.

On July 30, 2004, LCE Holdings, Inc., a company formed by Bain Capital Partners, LLC (“Bain”), The Carlyle Group (“Carlyle”) and Spectrum Equity Investors (“Spectrum”), acquired 100% of the capital stock of the Company and, indirectly, Grupo Cinemex S.A. de C.V. (“Grupo Cinemex”) for an aggregate purchase price of approximately $1.5 billion (the “Acquisition”) pursuant to an agreement between LCE Holdings, Inc. and the Company’s former investors, Onex Corporation (“Onex”) and OCM Cinema Holdings, LLC (“OCM Cinema”).

The date of the Acquisition was July 30, 2004, but for accounting purposes and to coincide with its normal financial closing, the Company has utilized July 31, 2004 as the effective date of the Acquisition. As a result, the Company has reported operating results and financial position for all periods presented prior to July 31, 2004 as those of the Predecessor Company and for all periods from and after August 1, 2004 as those of the Successor Company due to the resulting change in the basis of accounting.

On June 20, 2005, LCE Holdings, Inc., the parent company of LCE, entered into a definitive merger agreement with Marquee Holdings Inc., the holding company of AMC Entertainment Inc. (“AMC”), one of the world’s leading film exhibition companies. If the transactions described in the merger agreement are consummated, they would result in the combination of the businesses of LCE and AMC, the merger of LCE Holdings, Inc. with and into Marquee Holdings, Inc. with Marquee Holdings, Inc. continuing as the holding company of the merged businesses, and the merger of LCE and AMC Entertainment Inc., with AMC Entertainment Inc. continuing after the merger. The merger is expected to close sometime late in 2005 or early in 2006. Completion of the merger is subject to the satisfaction of customary closing conditions for transactions of this type including antitrust approval and completion of financing to refinance the Company’s U.S. senior secured credit facility and the senior secured credit facility of AMC Entertainment Inc.

Each of the parties to the merger agreement has made customary representations, warranties and covenants, including, among others, (i) to conduct their respective businesses in the ordinary course prior to consummation of the merger, (ii) to use reasonable best efforts to obtain regulatory approval, including antitrust approval under the Hart-Scott-Rodino Act and (iii) to cooperate in connection with the refinancing of the senior credit facilities of AMC Entertainment Inc. and the Company.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION, CONTINUED

If the merger were consummated, the Sponsors and certain members of the Company’s management would receive approximately 40% of the outstanding common stock of Marquee Holdings Inc., the surviving holding company, in exchange for their equity in LCE Holdings, Inc. Upon the consummation of a merger, the shareholders of Marquee Holdings Inc., the surviving holding company, would enter into a stockholders agreement that would provide for the governance of Marquee Holdings Inc. The current owners of Marquee Holdings Inc. would be entitled to appoint five directors with a majority of the votes of the board of directors. The current owners of LCE Holdings, Inc. would be entitled to appoint four directors. The terms of the stockholders agreement would also require the consent of a specified majority of the stockholders in order to approve many types of transactions.

If the Company completes the merger with AMC and, following the merger, the Company either: has a higher leverage ratio than it did prior to the merger, suffers a downgrade in the rating of its notes, or if it fails to meet other conditions, the Company may be required to offer to repurchase the notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of repurchase. While the Company has not yet determined whether the merger, if it closes, would require a change of control repurchase offer of its senior subordinated notes, AMC Entertainment Inc. has secured commitments to refinance the Company’s notes to the extent that such an offer is required under the Company’s indenture. The Company expects that following the merger, its subsidiaries that guarantee the notes will guarantee AMC’s outstanding indebtedness and that AMC’s subsidiaries that guarantee its senior subordinated notes will guarantee the Company’s notes assumed by AMC. The Company expects that AMC’s outstanding senior subordinated notes would remain outstanding following the merger and that AMC would refinance its existing senior secured debt.

On September 2, 2005, Standard & Poor’s (“S&P”) changed its corporate credit rating outlook for the Company from positive to negative, however S&P did not change its rating of the Company’s senior secured credit or its senior subordinated notes. Under the terms of the indenture for the senior subordinated notes, if a change of control, as described in the notes indenture, were to occur and a ratings agency were to downgrade or issue a qualification of the rating previously given to the notes under certain circumstances, the Company must give holders of the notes an opportunity to sell the notes to the Company at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of repurchase.

On August 12, 2005, a registration statement relating to the offer to exchange the Company’s $315 million new senior subordinated notes due 2014 for an equal amount of the Company’s $315 million outstanding senior subordinated notes due 2014 was declared effective by the Securities and Exchange Commission (“SEC”). The exchange offer was made pursuant to the terms and subject to the conditions set forth in the prospectus contained in that registration statement in order to satisfy certain obligations of the Company under its registration rights agreement dated July 30, 2004. The exchange offer closed on September 12, 2005 with 100% of the previously outstanding notes accepting the Company’s offer to exchange. The terms and conditions of the new senior subordinated notes are identical to those of the outstanding senior subordinated notes (i.e., interest rate, maturity date, payment schedule, etc.). The exchange offer will have no impact on the Company’s results of operations or financial position. Additionally, as a result of the registration statement having been declared effective the Company will be subject to the reporting requirements of the SEC.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION, CONTINUED

Basis of Presentation

These unaudited condensed combined consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The Company’s combined consolidated financial statements include the accounts of LCE and its consolidated subsidiaries, and, for the periods through July 31, 2004, Grupo Cinemex and its consolidated subsidiaries, on a combined basis, as LCE and Grupo Cinemex were entities under common control. As a result of the Acquisition, the consolidated financial statements include the accounts of Grupo Cinemex on a consolidated basis from August 1, 2004. Majority-owned companies are consolidated and, except where consolidation is required in accordance with FIN 46(R), 50% or less owned investments in which the Company has significant influence are accounted for under the equity method of accounting. Significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited condensed combined consolidated financial statements contain all adjustments necessary to fairly state the financial position of the Company as of June 30, 2005 and December 31, 2004 and the results of operations and cash flows for the three and six months ended June 30, 2005 and 2004. All adjustments are of a normal recurring nature. These unaudited condensed combined consolidated financial statements should be read in conjunction with the Company’s audited combined consolidated December 31, 2004 financial statements.

Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates.

New Accounting Principles

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that such transactions be accounted for using a fair value-based method. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS 123(R) may be adopted using one of two methods: (i) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date, or (ii) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

In April 2005, the SEC approved a new rule delaying the effective date of SFAS No. 123(R) for public companies until the first fiscal year beginning after June 15, 2005. As such, the Company will be required to apply SFAS No. 123(R) beginning in 2006. Until such implementation, the Company will continue to apply the disclosure-only requirements of SFAS No. 123 and will apply intrinsic value accounting for its employee stock options that defines compensation cost for stock options, if any, as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Management is in the process of determining whether SFAS No. 123(R) will have a material impact on the results of operations or financial position of the Company.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION, CONTINUED

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 is an interpretation of SFAS 143, “Asset Retirement Obligations”, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 will be required to be adopted by the Company by the end of 2005. FIN 47 is not expected to have a material impact on the results of operations or financial position of the Company.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, effective for fiscal years beginning after December 15, 2005. SFAS 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement which does not include specific transition provisions. SFAS 154 is not expected to have a material impact on the results of operations or financial position of the Company.

NOTE 2 – DISCONTINUED OPERATIONS

In January 2004, Company management committed to a plan to sell Cineplex Odeon Corporation (“COC”), the Company’s wholly owned subsidiary (comprising its Canadian operations, including its interest in the Cineplex Galaxy Limited Partnership), to Onex and OCM Cinema. This transaction closed on July 30, 2004. As a result of that decision, the Company has reported COC’s results of operations for the three and six months ended June 30, 2004 as discontinued operations. COC generated total revenue of $67.8 million and $126.5 million and income before taxes of $2.5 million and $3.1 million for the three and six months ended June 30, 2004, respectively.

NOTE 3 – VARIABLE INTEREST ENTITIES

Based on the criteria set forth in FIN 46(R), the Company concluded during the first quarter of 2004 that its investment in MJT, previously accounted for under the equity method of accounting, met the definition of a VIE and the Company was deemed to be the primary beneficiary. Accordingly, the Company has consolidated MJT for all periods presented. As a result of the consolidation of MJT, the Company has recorded additional assets of $10.2 million and $9.3 million and additional liabilities of $1.5 million and $1.6 million at December 31, 2004 and June 30, 2005.

NOTE 4 – LONG-TERM INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

The Company’s domestic long-term investments consist of a 50% interest in certain U.S. partnerships, which together operate three theatres with 31 screens and are accounted for using the equity method.

The Company’s international long-term investments include a 50% interest in Yelmo Cineplex, which operates 26 theatres with 299 screens at June 30, 2005 and a 50% interest in Megabox Cineplex, which operates seven theatres with 66 screens at June 30, 2005. The Company accounts for these investments following the equity method of accounting.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 4 – LONG-TERM INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS, CONTINUED

The following table presents condensed financial information for the Company’s unconsolidated partnerships on a combined basis for the periods presented:

	Combined Consolidated Predecessor	Consolidated Successor	Combined Consolidated Predecessor	Consolidated Successor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Total revenues	$64,628	$46,812	$137,658	$102,931
Total operating costs	$56,600	$38,216	$115,439	$82,107
Income/(loss) from continuing operations	$(1,536)	$897	$3,922	$4,916
Net income/(loss)	$(2,820)	$(1,087)	$(64)	$1,073

The condensed financial information above includes the operating results of the Company’s German partnership for the three and six months ended June 30, 2004. On July 30, 2004, the Company sold its interest in its German partnership to affiliates of its former shareholders and as a result the operating results of the German partnership are not included for the three and six months ended June 30, 2005.

NOTE 5 – EMPLOYEE BENEFITS

Employee Health and Welfare and Other Post-retirement Benefits

The Company provides post-retirement health and welfare benefits to eligible employees in the United States. Employees become eligible for the benefits upon retirement. These benefits are payable, with regard to health care, for the life of the retiree and up to 12 months following the death of the retiree for the spouse, and with regard to life insurance, for the life of the retiree. The Company retains the right to modify or terminate the post-retirement life and medical benefits. The post-retirement life and health care benefits are contributory, with retiree contributions including deductibles and co-payments. The Company has not funded this plan as of June 30, 2005.

The following are the components of net periodic expense related to the post-retirement health and welfare plan for the three and six months ended June 30, 2004 and 2005:

	Combined Consolidated Predecessor	Consolidated Successor	Combined Consolidated Predecessor	Consolidated Successor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Net periodic benefit cost
Service cost	$60	$151	$121	$210
Interest cost	139	168	278	291
Amortization of prior service cost	(1)	—	(3)	—
Amortization of losses	73	—	146	—

Net periodic post-retirement expense	$271	$319	$542	$501

The Company did not make any significant contributions to the post-retirement health and welfare plan for the three and six months ended June 30, 2005. The Company expects to contribute $476 to the post-retirement health and welfare plan by December 31, 2005.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 5 – EMPLOYEE BENEFITS, CONTINUED

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (“FSP No. 106-1”). The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. The Company sponsors a postretirement benefit plan which may benefit from the subsidy and as a result, the Company is currently evaluating the impact of FSP No. 106-2, which the Company will adopt during the second half of 2005.

Pension Plans

The Company provides several pension plans covering its employees in both the U.S. and Mexico.

In the U.S., the Company maintains two pension plans, the Cineplex Odeon Corporation U.S. Employees’ Pension Plan (the “U.S. Pension Plan”) and the Loews Cineplex Entertainment Corporation Service Recognition Plan for Hourly Employees (the “SRP”). The U.S. Pension Plan is a frozen cash balance plan. The SRP is a defined benefit plan covering all eligible hourly U.S. employees, as defined by the SRP, and provides benefits based on years of service.

In Mexico, the Company provides a Seniority Premium and Termination Indemnity for Retirement Plan (the “Mexico Plan”) to all eligible employees of Servicios Cinematograficos Especializados, S.A. de C.V. (“SCE”) and a Termination Indemnity Retirement Plan to all eligible employees of Servino, S.A. de C.V. (“Servino”). Both SCE and Servino are wholly owned subsidiaries of Grupo Cinemex. The Mexico Plan establishes compensation upon retirement (pension and seniority premium) based on years of service rendered and the employee’s age and salary at the date of retirement. The Company has not funded the Mexico Plan as of June 30, 2005.

The following are the components of net periodic expense related to the pension plans for the three and six months ended June 30, 2004 and 2005:

	Combined Consolidated Predecessor	Consolidated Successor	Combined Consolidated Predecessor	Consolidated Successor
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Net periodic benefit cost
Service cost	$46	$55	$93	$111
Interest cost	159	146	317	292
Amortization of losses	2	—	4	—
Expected return on assets	(189)	(172)	(378)	(344)

Net periodic pension expense	$18	$29	$36	$59

The Company did not make any significant contributions to the pension plans for the three or six months ended June 30, 2005. The Company expects to contribute $121 to the pension plans by December 31, 2005.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 6 – INCOME TAXES

The Company determines income tax expense for interim periods by applying Statement of Financial Accounting Standards (SFAS) No.109, Accounting for Income Taxes, which prescribes the use of the full year’s estimated effective tax rate in financial statements for interim periods. The provision for income taxes for the six months ended June 30, 2005 indicates a tax benefit of $0.7 million, while the provision for the six months ended June 30, 2004 indicates a tax expense of $ 8.0 million, reflecting an effective tax rate of (2.0%) for the six months ended June 30, 2005 and 41.1% for the six months ended June 30, 2004 respectively. The change in the effective rate between the periods is primarily a result of the impact of Mexican inflationary adjustments.

The tax benefit in the second quarter of 2005 was attributable to the Company’s Mexican operations. The Company did not record a benefit for U.S. income taxes in the second quarter of 2005 because the Company has continued to record an offsetting valuation allowance against the U.S. deferred tax asset, since it was determined more likely than not that the deferred tax assets would not be realized.

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company continues to evaluate to what extent, it might repatriate foreign earnings to the U.S under the AJCA. On July 29, 2005, the Company received a dividend distribution from Megabox of approximately $11.9 million (12.3 billion Korean won) net of local withholding taxes. The Company is still analyzing whether this dividend will qualify for the AJCA deduction.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has entered into transactions with certain related parties, including its stockholders. A summary of significant transactions with these parties is provided below.

Prior to the Acquisition the Company had agreed to pay Onex and OCM Cinema an annual management fee of $5.0 million. A total of $1.3 million and $2.5 million of this management fee was accrued for the three and six months ended June 30, 2004, respectively. This liability was discharged in connection with the Acquisition.

In conjunction with the Acquisition the Company has agreed to pay Bain, Carlyle and Spectrum, collectively, an annual management fee of $4.0 million, in connection with planning, strategy, oversight and support to management. This management fee is prepaid on a quarterly basis. A total of $1.0 million of this management fee was included in the consolidated balance sheet under Prepaid expenses and other current assets as of June 30, 2005. A total of $1.0 million and $2.0 million was included in the General and administrative expenses line item in the consolidated statement of operations for the three and six months ended June 30, 2005, respectively.

The Company has an outstanding note receivable from a former officer of Grupo Cinemex. This note receivable is denominated in U.S. dollars and bears interest at a fixed rate of 8.0% per annum. This note receivable balance was $1.4 million and $0.9 million as of December 31, 2004 and June 30, 2005, respectively. The Company has a liability of $2.3 million and $1.6 million payable to the same former officer related to a non-compete agreement as of December 31, 2004 and June 30, 2005, respectively.

Construction of Grupo Cinemex’ theatres is primarily performed by three companies: Inmobiliaria y Constructora K, S.A. de C.V. (“Inmobiliaria K”), Inmobiliaria y Constructora L S.A. de C.V. (“Inmobiliaria L”) and Constructora Andres Bello (“Andres Bello”). An individual who has investments in each of the three entities serves on the board of directors of Grupo Cinemex. The general manager of Inmobiliaria K, Inmobiliaria L and Andres Bello is the father of the same individual. The construction services provided by the three companies are generally negotiated at cost plus a predetermined margin.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 7 – RELATED PARTY TRANSACTIONS

The following tables provide additional information related to the transactions between Grupo Cinemex and the related parties noted above.

	Combined Consolidated Predecessor	Consolidated Successor	Combined Consolidated Predecessor	Consolidated Successor
	Amounts paid during the three months ended June 30, 2004	Amounts paid during the three months ended June 30, 2005	Amounts paid during the six months ended June 30, 2004	Amounts paid during the six months ended June 30, 2005
Andres Bello	$373	$—	$1,848	$—
Inmobiliaria K	$3,633	$1,991	$3,815	$2,299

On January 1, 2005, the Boards of Directors of LCE Holdings, Inc. and LCE Intermediate Holdings, Inc., the Company’s parent companies, approved, and on January 12, 2005, these companies entered into, Management Subscription Agreements providing for the sale of 91,948 shares of Class A Common Stock, 10,216 shares of Class L Common Stock of LCE Holdings, Inc. and 1,830 shares of Preferred Stock of LCE Intermediate Holdings, Inc. to key employees of the Company. The sale was completed on April 27, 2005 for total proceeds of $1.1 million. These proceeds were contributed to the Company by LCE Holdings, Inc. and LCE Intermediated Holdings, Inc. during the second quarter of 2005 and have been recorded as a capital contribution.

NOTE 8 – SEGMENT AND GEOGRAPHIC DATA

The Company is engaged in one line of business, film exhibition. The following table presents summarized financial information about the Company by geographic segment. Financial information related to the Company’s international joint ventures and its investment in Grupo Cinemex is included in International. Information related to the international joint ventures is included on an equity method basis. There were no material amounts of sales or transfers among geographic segments.

	United States	International	Total
Predecessor Company

Three months ended June 30, 2004
Box office revenues	$143,765	$21,718	$165,483
Concession revenues	55,869	13,975	69,844
Total operating revenues	206,615	38,863	245,478
Income from continuing operations	21,642	4,246	25,888
Equity (income)/loss in long-term investments	(94)	1,551	1,457

Successor Company

Three months ended June 30, 2005
Box office revenues	$125,098	$18,638	$143,736
Concession revenues	50,285	11,182	61,467
Total operating revenues	182,290	33,729	216,019
Income from continuing operations	540	1,136	1,676
Equity (income)/loss in long-term investments	(96)	639	543

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 8 – SEGMENT AND GEOGRAPHIC DATA, CONTINUED

	United States	International	Total
Predecessor Company

Six months ended June 30, 2004
Box office revenues	$268,445	$39,621	$308,066
Concession revenues	102,226	24,357	126,583
Total operating revenues	384,733	70,445	455,178
Income from continuing operations	27,824	5,864	33,688
Equity (income)/loss in long-term investments	67	(35)	32

Successor Company

Six months ended June 30, 2005
Box office revenues	$243,657	$36,311	$279,968
Concession revenues	96,586	21,818	118,404
Total operating revenues	354,295	64,224	418,519
Income/(loss) from continuing operations	1,587	(518)	1,069
Equity income in long-term investments	(10)	(527)	(537)
Total assets at June 30, 2005	1,270,991	422,786	1,693,777

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Guarantees and Indemnification Obligations

The Company has agreements with certain vendors, financial institutions, lessors and service providers pursuant to which it has agreed to indemnify the other party for certain matters, such as acts and omissions of the Company, its employees, agents or representatives.

In November 2003, the Cineplex Galaxy Income Fund (the “Fund”), a Canadian income trust, was established to indirectly hold substantially all the assets of COC and all of the capital stock of Galaxy Entertainment, Inc., another Canadian film exhibitor controlled by Onex. On November 26, 2003, the Fund completed an initial public offering of Fund Units in Canada. As a result of these transactions the Company, through COC, indirectly owned 44.4% of the Fund and agreed to indemnify the Fund, the holders of Fund Units and the underwriters, among others, for liabilities resulting from misrepresentations in the prospectus used in the offering of Fund Units and breaches of the representations and warranties made by COC in the various agreements entered into in connection with the sale of COC’s assets and the offering. The Company’s total maximum liability under this indemnity was limited to the net cash proceeds of the offering plus amounts drawn under the Cineplex Galaxy Term Loan facility that was put in place in connection with the offering ($164.5 million). In connection with the sale of COC to affiliates of Onex and OCM Cinema, these affiliates agreed to indemnify the Company for any and all liabilities resulting from the Company’s indemnification obligations.

In January 2004, the Company issued a corporate guaranty on behalf of Neue Filmpalast GmbH & Co. KG (“Neue Filmpalast”), its former German partnership, for certain acquisition related costs that the partnership was required to pay. In April 2004, the Company made an additional contribution of $1.2 million to Neue Filmpalast, which the Company believes satisfied a significant portion of the guaranty. Additionally, a subsidiary of the Company was guarantor of several of the theatre leases of Neue Filmpalast. In connection with the sale of the Company’s interest in this partnership to affiliates of Onex and OCM Cinema, these affiliates agreed to indemnify the Company for any and all liabilities resulting from the Company’s indemnification obligations.

Based upon the Company’s historical experience and information known as of June 30, 2005, the Company believes its potential liability related to its guarantees and indemnities is not material.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES, CONTINUED

Commitments

As of June 30, 2005, the Company had aggregate capital commitments in the U.S. of $100.8 million primarily related to the completion of construction of five theatre properties (comprising 78 screens) and the expansion of two theatre properties (comprising nine screens). The Company expects to complete construction and to open these theatres during the next five years.

As of June 30, 2005, Grupo Cinemex had planned capital investments (but not contractual obligations) of $71.6 million related to nine theatre properties (comprising 111 screens). Grupo Cinemex expects to complete construction and to open these theatres during the next five years.

Metreon Arbitration

In May 1997, the Company entered into a 21-year lease with Metreon, Inc. (“Metreon”) to operate a megaplex theatre in an entertainment/retail center developed by Metreon in San Francisco. Since that theatre opened in June 1999, the Company has had a dispute with Metreon with respect to (1) construction costs that Metreon claims are the Company’s responsibility under the lease and (2) the percentage of the center occupied by the theatre and the nature, magnitude and allocation of the costs that Metreon is seeking to include as operating expenses under the lease. The amount of operating expenses claimed by Metreon to be allocable to this theatre is based upon the landlord’s assertion that the Company occupies at least 48.5% of the center. The Company asserted that it occupied substantially less of the center and that various expenses included in operating expenses charged to the Company were improper. In the Chapter 11 proceeding the Company assumed the Metreon lease without prejudice to any of the Company’s or Metreon’s rights with respect to the merits of the dispute or the appropriate forum for resolving the dispute. In September 2003, an arbitration was conducted to determine the percentage of the center occupied by the theatre. On March 16, 2004, the arbitrators issued a final award fixing at 34.49% the percentage, as of August 1, 2003, of the center occupied by the Company and directing Metreon to pay the Company’s legal fees and expenses related to the arbitration. Metreon sought to have the award vacated in state court in California and a hearing regarding Metreon’s motion was held on July 8, 2004. By Order dated August 2, 2004, the court denied Metreon’s motion to vacate the arbitration award, confirmed the award, and awarded the Company attorneys fees and costs to be determined in post-hearing submissions. A judgment confirming the arbitration award was entered by the court on September 3, 2004. Metreon is appealing this judgment. If the final award is confirmed by the appellate court, the maximum liability of the Company for operating expenses claimed by Metreon to be allocable to the Company’s theatre will be reduced significantly and the Company expects that Metreon will then commence legal proceedings to collect the remaining amount of operating expenses it claims are due from the Company. The Company believes it has meritorious defenses to all of Metreon’s claims against the Company under the lease and the Company intends to vigorously defend its position.

Six West Retail Acquisition, Inc.

Six West Retail Acquisition, Inc., a real estate development company, commenced an action on July 24, 1997, alleging that Sony Corporation, the Company and certain of its current and former officers and directors violated federal antitrust laws by engaging in block-booking agreements and monopolizing the motion picture exhibition market in New York City, and that the Company violated its contractual and fiduciary responsibilities in managing three theatres for Six West. The Company believes that Six West’s claims are without merit and intends to continue to oppose them vigorously. The Company believes that any recovery by the plaintiff will be limited to the distributions to general unsecured claims provided for pre-petition claims in the Plan. In March 2004, the judge in this case issued an opinion and order granting defendants’ motion for summary judgment and dismissing all of Six West’s claims. Six West appealed that decision only as against the corporate defendants and not the individuals. On March 30 2005, a panel of the court of appeals affirmed the lower court’s decision. On April 13, 2005, Six West petitioned the court of appeals for a rehearing of its appeal by the full court. This motion was subsequently denied.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 9 – COMMITMENTS AND CONTINGENCIES, CONTINUED

Discount Ticket Litigation

The Company sold various types of advance sale discount movie tickets with expirations dates to California business customers that, in turn, have either re-sold or given away such movie tickets to employees or valued customers. On December 15, 2003, Daniel C. Weaver filed suit in San Francisco Superior Court against the Company alleged its illegal sale in California of gift certificates with expiration dates under California Civil Code Section 1749.5 (a strict liability statute which expressly prohibits such sales), California Civil Code Section 1750 et seq. and California’s Business and Professions Code Section 17200 et seq. The Weaver compliant alleged that such corporate discount tickets constituted gift certificates subject to California’s prohibition on selling gift certificates that contain an expiration date. The Weaver case was filed as both a class action and as a private attorney general action on behalf of the general public, and sought declaratory relief, injunctive relief, disgorgement and restitution related to sales of such alleged gift certificates during the putative class period. The Company has reached agreement to settle this case, and the Court has preliminarily approved the class action settlement agreement. The Company anticipates obtaining the Court’s final approval of the class action settlement in November 2005. The Company does not expect its obligations under the settlement agreement to have a material impact on its operating results or financial position.

Other

Other than the lawsuits noted above, the Company is a defendant in various lawsuits arising in the ordinary course of business and is involved in certain environmental matters. From time to time the Company is involved in disputes with landlords, contractors and other third parties. It is the opinion of management that any liability to the Company, which may arise as a result of these matters, will not have a material adverse effect on the Company’s operating results, financial position or cash flows.

NOTE 10 – STOCK-BASED COMPENSATION

Stock Option Plan

As permitted under SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock options were outstanding prior to November 2004. No stock-based compensation expense is reflected in the three and six months ended June 30, 2005, as all stock options granted had an exercise price equal to the fair market value of the underlying stock on the date of grant.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 10 – STOCK-BASED COMPENSATION, CONTINUED

On November 8, 2004, the Boards of Directors of LCE Holdings, Inc. and LCE Intermediate Holdings, Inc. approved and these companies adopted a new Management Stock Option Plan (the “Option Plan”) providing for the granting of options to key employees of the Company. On November 8, 2004, under the Option Plan, the Boards of Directors of LCE Holdings, Inc. and LCE Intermediate Holdings, Inc. granted stock options to a participant thereunder to purchase up to 59,103 shares of Class A Common Stock and 6,567 shares of Class L Common Stock of LCE Holdings, Inc. and 1,176 shares of Preferred Stock of LCE Intermediate Holdings, Inc. On January 1, 2005, the Boards of Directors of LCE Holdings, Inc. and LCE Intermediate Holdings, Inc. expanded the Option Plan to authorize the grant of options to acquire up to an aggregate of 2,859,836 shares of Class A Common Stock and 317,760 shares of Class L Common Stock of LCE Holdings, Inc. and 56,925 shares of Preferred Stock of LCE Intermediate Holdings, Inc. On January 12, 2005, the Company granted stock options to purchase up to 1,313,617 shares of Class A Common Stock and 145,956 shares of Class L Common Stock of LCE Holdings, Inc. and 26,153 shares of Preferred Stock of LCE Intermediate Holdings, Inc. Additionally, on April 4, 2005, the Company granted stock options to purchase up to 76,262 shares of Class A Common Stock and 8,474 shares of Class L Common Stock of LCE Holdings, Inc. and 1,518 shares of Preferred Stock of LCE Intermediate Holdings, Inc. The exercise prices of the Class A Common Stock, the Class L Common Stock and Preferred Stock options are $1.00, $81.00 and $100.00, respectively. If unexercised, the options granted on November 8, 2004 and January 12, 2005 will expire on July 30, 2014 and the options granted on April 4, 2005 will expire on April 4, 2015. One-third of the options granted with respect to each class of stock vest in equal annual installments on each of the five annual anniversary dates from July 30, 2004. The remaining two-thirds may vest in whole or in part based upon the value of the equity of LCE Holdings, Inc. upon certain changes of control or upon certain transfers of shares at or following an initial public offering and in any event will vest by July 30, 2011 (or April 4, 2012 in the case of the options granted on April 4, 2005). The weighted average exercise price of the options granted during 2005 was $10.60 per share.

For purposes of the disclosure below, compensation costs for the Plan have been determined based upon the SFAS No. 123 fair value method, utilizing the Black-Scholes option pricing model and the following assumptions:

Expected life (years)	7
Expected volatility	39.0%
Expected dividend yield	—
Risk free interest rate	3.80%

If the fair value method had been applied to stock option grants, the Company’s net loss for the three and six months ended June 30, 2005 would have changed as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Loss, As Reported	$(18,930)	$(35,999)
Deduct: total stock-based compensation expense determined under fair value method	(17)	(325)

Pro forma	$(18,947)	$(36,324)

NOTE 11 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION

As of June 30, 2005, the Company had outstanding $315.0 million aggregate principal amount of 9% senior subordinated notes due 2014. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, subject to certain limited exceptions, by all of the Company’s wholly-owned existing and future domestic subsidiaries. The Company’s foreign subsidiaries, including Grupo Cinemex and its subsidiaries, and its domestic and foreign joint ventures do not guarantee the senior subordinated notes.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 11– CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION, CONTINUED

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors and subsidiary non-guarantors as of December 31, 2004 and June 30, 2005 and the condensed combined consolidating statements of operation for the three and six months ended June 30, 2004 (Predecessor Company) and the three and six months ended June 30, 2005 (Successor Company) and the condensed combined consolidating statements of cash flows for the six months ended June 30, 2004 (Predecessor Company) and the six months ended June 30, 2005 (Successor Company).

Condensed Consolidating Balance Sheet as of December 31, 2004

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$58,523	$12,492	$—	$71,015
Other current assets	—	34,600	27,313	—	61,913

TOTAL CURRENT ASSETS	—	93,123	39,805	—	132,928

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET	—	575,852	156,304	—	732,156

OTHER ASSETS
Goodwill	—	465,143	85,393	—	550,536
Investments in subsidiaries and partnerships	1,333,175	101,798	—	(1,319,396)	115,577
Other non-current assets	31,829	150,163	38,769	—	220,761

TOTAL ASSETS	$1,365,004	$1,386,079	$320,271	$(1,319,396)	$1,751,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

TOTAL CURRENT LIABILITIES	$22,475	$128,506	$23,802	$—	$174,783

LONG-TERM DEBT	937,125	2,320	92,061	—	1,031,506
OTHER LONG-TERM LIABILITIES	14	122,539	17,726	—	140,279

TOTAL LIABILITIES	959,614	253,365	133,589	—	1,346,568

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	421,671	1,116,637	190,201	(1,306,838)	421,671
Accumulated other comprehensive income	6,577	—	6,591	(6,591)	6,577
Retained earnings/(deficit)	(22,858)	16,077	(10,110)	(5,967)	(22,858)

TOTAL STOCKHOLDERS’ EQUITY	405,390	1,132,714	186,682	(1,319,396)	405,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,365,004	$1,386,079	$320,271	$(1,319,396)	$1,751,958

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 11 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION, CONTINUED

Condensed Consolidating Balance Sheet as of June 30, 2005

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$46,621	$9,747	$—	$56,368
Other current assets	—	31,646	29,075	—	60,721

TOTAL CURRENT ASSETS	—	78,267	38,822	—	117,089

PROPERTY, EQUIPMENT AND LEASEHOLDS, NET	—	533,741	158,382	—	692,123

OTHER ASSETS
Goodwill	—	464,731	88,409	—	553,140
Investments in subsidiaries and partnerships	1,300,333	99,395	—	(1,283,878)	115,850
Other non-current assets	30,252	143,155	42,168	—	215,575

TOTAL ASSETS	$1,330,585	$1,319,289	$327,781	$(1,283,878)	$1,693,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

TOTAL CURRENT LIABILITIES	$24,796	$118,914	$29,297	$—	$173,007

LONG-TERM DEBT	929,125	2,264	95,259	—	1,026,648
OTHER LONG-TERM LIABILITIES	—	101,908	15,550	—	117,458

TOTAL LIABILITIES	953,921	223,086	140,106	—	1,317,113

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	422,774	1,079,756	193,395	(1,273,151)	422,774
Accumulated other comprehensive income	12,747	—	12,747	(12,747)	12,747
Retained earnings/(deficit)	(58,857)	16,447	(18,467)	2,020	(58,857)

TOTAL STOCKHOLDERS’ EQUITY	376,664	1,096,203	187,675	(1,283,878)	376,664

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,330,585	$1,319,289	$327,781	$(1,283,878)	$1,693,777

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 11 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION, CONTINUED

Condensed Combined Consolidating Statement of Operations for the Three Months Ended June 30, 2004 (Predecessor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUES
Box office	$—	$139,579	$25,904	$—	$165,483
Concession	—	54,020	15,824	—	69,844
Other	—	6,789	3,362	—	10,151

Total operating revenues	—	200,388	45,090	—	245,478

EXPENSES
Theatre operations and other expenses	—	148,511	27,414	—	175,925
Cost of concessions	—	7,331	3,124	—	10,455
General and administrative	—	12,777	3,209	—	15,986
Depreciation and amortization	—	14,507	6,358	—	20,865
(Gain)/loss on sale/disposal of theatres	—	(4,516)	875	—	(3,641)

Total operating expenses	—	178,610	40,980	—	219,590

INCOME FROM OPERATIONS	—	21,778	4,110	—	25,888

Interest expense, net	—	4,085	2,927	—	7,012
Equity (income)/loss in long-term investments	(13,917)	2,602	—	12,772	1,457

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,917	15,091	1,183	(12,772)	17,419
Income tax expense/(benefit)	—	6,654	(1,637)	—	5,017

INCOME FROM CONTINUING OPERATIONS	13,917	8,437	2,820	(12,772)	12,402
Discontinued operations, net of tax	—	—	1,515	—	1,515

NET INCOME	$13,917	$8,437	$4,335	$(12,772)	$13,917

Condensed Consolidating Statement of Operations for the Three Months Ended June 30, 2005 (Successor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUES
Box office	$—	$121,901	$21,835	$—	$143,736
Concession	—	48,880	12,587	—	61,467
Other	—	6,705	4,111	—	10,816

Total operating revenues	—	177,486	38,533	—	216,019

EXPENSES
Theatre operations and other expenses	—	138,662	24,600	—	163,262
Cost of concessions	—	6,638	2,688	—	9,326
General and administrative	—	11,714	2,430	—	14,144
Depreciation and amortization	—	18,717	8,695	—	27,412
Loss on sale/disposal of theatres and other	—	199	—	—	199

Total operating expenses	—	175,930	38,413	—	214,343

INCOME FROM OPERATIONS	—	1,556	120	—	1,676

Interest expense/(income), net	16,587	(532)	4,637	—	20,692
Equity loss in long-term investments	2,343	2,735	—	(4,535)	543

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(18,930)	(647)	(4,517)	4,535	(19,559)
Income tax expense/(benefit)	—	275	(904)	—	(629)

NET LOSS	$(18,930)	$(922)	$(3,613)	$4,535	$(18,930)

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 11 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION, CONTINUED

Condensed Combined Consolidating Statement of Operations for the Six Months Ended June 30, 2004 (Predecessor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUES
Box office	$—	$260,332	$47,734	$—	$308,066
Concession	—	98,728	27,855	—	126,583
Other	—	13,607	6,922	—	20,529

Total operating revenues	—	372,667	82,511	—	455,178

EXPENSES
Theatre operations and other expenses	—	280,086	51,701	—	331,787
Cost of concessions	—	13,259	5,680	—	18,939
General and administrative	—	25,665	6,119	—	31,784
Depreciation and amortization	—	29,825	12,843	—	42,668
(Gain)/loss on sale/disposal of theatres	—	(4,563)	875	—	(3,688)

Total operating expenses	—	344,272	77,218	—	421,490

INCOME FROM OPERATIONS	—	28,395	5,293	—	33,688

Interest expense, net	—	8,074	6,175	—	14,249
Equity (income)/loss in long-term investments	(13,352)	2,658	—	10,726	32

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,352	17,663	(882)	(10,726)	19,407
Income tax expense	—	7,146	829	—	7,975

INCOME/(LOSS) FROM CONTINUING OPERATIONS	13,352	10,517	(1,711)	(10,726)	11,432
Discontinued operations, net of tax	—	—	1,920	—	1,920

NET INCOME	$13,352	$10,517	$209	$(10,726)	$13,352

Condensed Consolidating Statement of Operations for the Six Months Ended June 30, 2005 (Successor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUES
Box office	$—	$236,750	$43,218	$—	$279,968
Concession	—	93,540	24,864	—	118,404
Other	—	13,685	6,462	—	20,147

Total operating revenues	—	343,975	74,544	—	418,519

EXPENSES
Theatre operations and other expenses	—	269,067	49,673	—	318,740
Cost of concessions	—	12,855	5,113	—	17,968
General and administrative	—	20,881	5,345	—	26,226
Depreciation and amortization	—	37,452	16,865	—	54,317
Loss on sale/disposal of theatres and other	—	199	—	—	199

Total operating expenses	—	340,454	76,996	—	417,450

INCOME/(LOSS) FROM OPERATIONS	—	3,521	(2,452)	—	1,069

Interest expense/(income), net	32,264	(1,114)	7,197	—	38,347
Equity (income)/loss in long-term investments	3,735	3,715	—	(7,987)	(537)

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(35,999)	920	(9,649)	7,987	(36,741)
Income tax expense/(benefit)	—	550	(1,292)	—	(742)

NET INCOME/(LOSS)	$(35,999)	$370	$(8,357)	$7,987	$(35,999)

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA

AND AS OTHERWISE NOTED)

NOTE 11 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION, CONTINUED

Condensed Combined Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2004 (Predecessor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$—	$38,801	$5,291	$—	$44,092

INVESTING ACTIVITIES
Proceeds from sale of assets	—	7,450	—	—	7,450
Capital expenditures	—	(25,389)	(7,293)	—	(32,682)
Other investing activities	—	(4,054)	—	1,777	(2,277)

Net Cash Used in Investing Activities	$—	$(21,993)	$(7,293)	$1,777	$(27,509)

FINANCING ACTIVITIES
Repayment under Term Loan	—	(9,118)	—	—	(9,118)
Repayment under Priority Secured credit facility	—	(2,400)	—	—	(2,400)
Other financing activities	—	(517)	1,777	(1,777)	(517)

Net Cash Provided by/(Used in) Financing Activities	$—	$(12,035)	$1,777	$(1,777)	$(12,035)

Effect of exchange rate changes on cash and cash equivalents	—	—	57	—	57
Increase/(decrease) in cash and cash equivalents	—	4,773	(168)	—	4,605
Cash and cash equivalents at beginning of period	—	117,340	22,085	—	139,425

Cash and cash equivalents at end of period	$—	$122,113	$21,917	$—	$144,030

Condensed Consolidating Statement of Cash Flow for the Six Months Ended June 30, 2005 (Successor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operating Activities	$—	$9,126	$5,286	$—	$14,412

INVESTING ACTIVITIES
Proceeds from sale of assets	—	85	—	—	85
Capital expenditures	—	(9,765)	(11,689)	—	(21,454)
Other investing activities	—	(3,308)	—	3,308	—

Net Cash Used in Investing Activities	$—	$(12,988)	$(11,689)	$3,308	$(21,369)

FINANCING ACTIVITIES
Intercompany transfers	8,000	(8,000)	3,308	(3,308)	—
Capital contribution from LCE Holdings, Inc.	—	1,103	—	—	1,103
Debt issuance costs	—	(556)	—	—	(556)
Repayments on U.S. Term Loan	(8,000)	—	—	—	(8,000)
Repayment of mortgage and capital leases	—	(587)	—	—	(587)

Net Cash Provided by/(Used in) Financing Activities	$—	$(8,040)	$3,308	$(3,308)	$(8,040)

Effect of exchange rate changes on cash and cash equivalents	—	—	350	—	350
Decrease in cash and cash equivalents	—	(11,902)	(2,745)	—	(14,647)
Cash and cash equivalents at beginning of period	—	58,523	12,492	—	71,015

Cash and cash equivalents at end of period	$—	$46,621	$9,747	$—	$56,368

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions relating to these statements.

Overview

Loews Cineplex Entertainment Corporation (“we”, “us” and “our”) is a major film exhibition company with operations in the U.S., Mexico, Spain and South Korea. We operate theatres under the Loews Theatres, Cineplex Odeon and Star Theatres names in the U.S. and Cinemex in Mexico. Our significant joint ventures operate theatres under the Magic Johnson Theatres, Universal Cineplex, Megabox and Yelmo Cineplex names. As of June 30, 2005, we owned, or had an interest in, and operated 198 theatres with 2,206 screens in 18 states and the District of Columbia, Mexico, Spain and South Korea. Our principal geographic markets include the metropolitan areas of New York, Baltimore, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, San Francisco, Seattle and Washington D.C. in the U.S.; Mexico City in Mexico; Seoul in South Korea; and Madrid and Barcelona in Spain.

Recent Events

On June 20, 2005, LCE Holdings, Inc., our parent company, entered into a definitive merger agreement with Marquee Holdings Inc., the holding company of AMC Entertainment Inc. (“AMC”), one of the world’s leading film exhibition companies. If the transactions described in the merger agreement are consummated, they would result in the combination of the businesses of us and AMC, the merger of LCE Holdings, Inc. with and into Marquee Holdings, Inc. with Marquee Holdings, Inc. continuing as the holding company of the merged businesses, and the merger of us and AMC Entertainment Inc., with AMC Entertainment Inc. continuing after the merger. The merger is expected to close sometime late in 2005 or early in 2006. Completion of the merger is subject to the satisfaction of customary closing conditions for transactions of this type including antitrust approval and completion of financing to refinance our U.S. senior secured credit facility and the senior secured credit facility of AMC Entertainment Inc.

Each of the parties to the merger agreement has made customary representations, warranties and covenants, including, among others, (i) to conduct their respective businesses in the ordinary course prior to consummation of the merger, (ii) to use reasonable best efforts to obtain regulatory approval, including antitrust approval under the Hart-Scott-Rodino Act and (iii) to cooperate in connection with the refinancing of the senior credit facilities of AMC Entertainment Inc. and Loews Cineplex Entertainment Corporation. Each of the respective controlling stockholders of Marquee Holdings Inc. and LCE Holdings, Inc. has given its consent to the Merger and the Merger Agreement, and each has entered into a consent and support agreement pursuant to which such stockholders agreed to approve the Merger and take certain other actions to support the transactions contemplated by the Merger Agreement.

If the merger is consummated, our Sponsors and certain members of our management would receive approximately 40% of the outstanding common stock of Marquee Holdings Inc., the surviving holding company, in exchange for their equity in LCE Holdings, Inc. Upon the consummation of a merger, the shareholders of Marquee Holdings Inc., the surviving holding company, would enter into a stockholders agreement that would provide for the governance of Marquee Holdings Inc. The current owners of Marquee Holdings Inc. would be entitled to appoint five directors with a majority of the votes of the board of directors. The current owners of LCE Holdings, Inc. would be entitled to appoint four directors. The terms of the stockholders agreement would also require the consent of a specified majority of the stockholders in order to approve many types of transactions. We expect that the surviving company would be called AMC Entertainment Inc. and would be headquartered in Kansas City, Missouri. We also expect that Peter C. Brown, the Chairman of the Board, Chief Executive Office and President of Marquee Holdings Inc. would remain in these roles in the surviving holding company.

If we complete the merger with AMC and, following the merger, we either: have a higher leverage ratio than we did prior to the merger, suffer a downgrade in the rating of our notes, or if we fail to meet other conditions, we may be required to offer to repurchase the notes at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of repurchase. While we have not yet determined whether the merger, if it closes, would require a change of control repurchase offer of our senior subordinated notes, AMC Entertainment Inc. has secured commitments to refinance our notes to the extent that such an offer is required under our indenture. We expect that following the merger, our subsidiaries that guarantee the notes will guarantee AMC’s outstanding indebtedness and that AMC’s subsidiaries that guarantee its senior subordinated notes will guarantee our notes assumed by AMC. We expect that AMC’s outstanding senior subordinated notes would remain outstanding following the merger and that AMC would refinance its existing senior secured debt.

On September 2, 2005, Standard & Poor’s (“S&P”) changed its corporate credit rating outlook for us from positive to negative, however S&P did not change its rating of our senior secured credit or our senior subordinated notes. Under the terms of the indenture for the senior subordinated notes, if a change of control, as described in the notes indenture, were to occur and a ratings agency were to downgrade or issue a qualification of the rating previously given to the notes under certain circumstances, we would be required give holders of the notes an opportunity to sell the notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to the date of repurchase.

On August 12, 2005, a registration statement relating to the offer to exchange our $315 million new senior subordinated notes due 2014 for an equal amount of our $315 million outstanding senior subordinated notes due 2014 was declared effective by the Securities and Exchange Commission (“SEC”). The exchange offer was made pursuant to the terms and subject to the conditions set forth in the prospectus contained in that registration statement in order to satisfy certain obligations under our registration rights agreement dated July 30, 2004. The exchange offer closed on September 12, 2005 with 100% of the previously outstanding notes accepting the Company’s offer to exchange. The terms and conditions of the new senior subordinated notes are identical to those of the outstanding senior subordinated notes (i.e., interest rate, maturity date, payment schedule, etc.). The exchange offer will have no impact on our results of operations or financial position. Additionally, as a result of the registration statement having been declared effective we will be subject to the reporting requirements of the SEC.

You can find more information about AMC’s management team in AMC’s public filings available at www.sec.gov.

The Transactions

On July 30, 2004, LCE Holdings, Inc., a company formed by investment funds affiliated with Bain Capital Partners, LLC, The Carlyle Group and Spectrum Equity Investors, which we refer to as our Sponsors, acquired 100% of the capital stock of our company and, indirectly, Grupo Cinemex S.A. de C.V., or Cinemex, for an aggregate purchase price of approximately $1.5 billion. The purchase of our company and Cinemex was financed with borrowings by Loews under a senior secured credit facility, the issuance of our senior subordinated notes and cash equity investments by the Sponsors. Prior to the closing, we sold all of our Canadian and German film exhibition operations to our former investors, who indemnified us for certain potential liabilities in connection with those sales. We refer to these and other related transactions collectively as the “Transactions”.

Revenues

We generate revenues primarily from box office receipts, concession sales and other revenue sources including screen advertising sales, promotional activities and theatre management fees. Attendance levels and changes in average admission and concession revenues per patron affect our revenues. Attendance is primarily affected by the commercial appeal of the films released during the period reported and the level of marketing and promotion by film studios and distributors. Historically, the major film distributors released those films that they anticipated would be the most successful during the summer and holiday seasons. Consequently, our revenue during the first and third quarters is typically lower. Average admissions per patron are affected by the mix of film types (i.e., each film’s appeal to certain audiences, such as children, teens or young adults) and established ticket prices. Average concession revenues per patron are affected by concession product mix, concession prices and the mix of film types. We generate other revenues related to theatre operations from such sources as on-screen and in-lobby advertising and sponsorships, the leasing of our theatres for motion picture premieres, screenings, private parties and corporate events and from game machines and ATMs in some of our theatre lobbies.

Expenses

The largest expenses of operating our theatres are film rental fees and theatre leasing expense. Other significant expenses include marketing and advertising, salaries and wages, concession product costs, insurance, utilities, maintenance and other occupancy related charges. Certain operating costs, such as film rental costs, salaries and wages and concession costs, vary directly with changes in revenues and attendance levels. Film rental fees are based on the related box office receipts at either mutually agreed-upon firm terms or estimates of the final settlement, depending upon our film licensing arrangement with a distributor for a particular film. We purchase concession supplies to replace units sold. Although theatre salaries and wages include a fixed cost component, these expenses vary in relation to revenues as theatre staffing levels are adjusted to handle fluctuations in attendance. Conversely, lease expenses are primarily a fixed cost at the theatre level, as our theatre leases generally require a fixed monthly minimum rent payment. Many of our theatre leases also include a percentage rent clause whereby the landlord is paid an additional amount of rent based upon revenues over a specified threshold. Certain of our leases provide for percentage rent only.

General and administrative expenses are related primarily to costs associated with executive and corporate management and the oversight of our business, and include functions such as film buying, marketing and promotions, operations and concession management, accounting and financial reporting, legal, treasury, internal audit, safety and security, construction and design, real estate development and administration, human resources and information systems. Our general and administrative costs also include payroll, occupancy costs related to our corporate office in New York City, professional fees (such as audit and legal fees) and travel and related costs. Our general and administrative staffing and associated costs are maintained at a level that we deem appropriate to manage and support the size and nature of our theatre portfolio and our business activities.

Attributable EBITDA and Debt

Our consolidated financial statements incorporate the operating results of our partnerships to the extent of our equity share as required by the equity method of accounting. However, covenants included in our senior secured credit agreement and in the indenture for our senior subordinated notes are based on our Attributable EBITDA. EBITDA represents income/(loss) before income from discontinued operations, cumulative effect of a change in accounting principle, loss on early extinguishment of debt, interest expense, income taxes and depreciation and amortization. Attributable EBITDA represents the combined consolidated EBITDA of our wholly owned operations, plus or minus certain adjustments to EBITDA required under the terms of the note indenture, plus our 50% share of our joint ventures’ EBITDA in the U.S., South Korea and Spain, as reported to us by those joint ventures, and 100% of the EBITDA of our Magic Johnson Theatres joint venture. EBITDA and Attributable EBITDA are not presentations made in accordance with generally accepted accounting principles, are not measures of financial condition or profitability, and should not be considered as an alternative to (1) net income determined in accordance with GAAP or (2) operating cash flows determined in accordance with GAAP. We believe that these measures provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements and because certain covenants in our borrowing arrangements are tied to similar measures. Attributable EBITDA is a material component of these covenants. For instance, our senior secured credit facility contains financial covenant ratios, specifically, total leverage and interest coverage ratios, and the indenture governing our senior subordinated notes contains limitations on our ability to borrow and to make certain payments, in each case that are calculated by reference to Attributable EBITDA. Non-compliance with the financial ratio maintenance covenants contained in our senior secured credit facility could result in the requirement to immediately repay all amounts outstanding under such facilities, while non-compliance with the debt incurrence ratios contained in the indenture governing our senior subordinated notes would prohibit us from being able to incur additional indebtedness other than pursuant to specified exceptions. In addition, under the restricted payments covenants contained in our senior secured credit facility and indenture, our ability to pay dividends is restricted by a formula based on the amount of Attributable EBITDA. We believe that Attributable EBITDA is a key indicator of our operating performance, because it shows our ability to realize free cash flow at a theatre level, whether the theatre is held by us or through one of our joint ventures. Attributable EBITDA reflects how our management analyzes our operating performance. Furthermore, our budgeting process is based on Attributable EBITDA measures.

Additionally, our senior secured credit agreement and the covenants included in the indenture for our senior subordinated notes require us to include 50% of each partnership’s debt in our debt amounts for covenant purposes, which we refer to as “Attributable Debt.” Attributable Debt is not a GAAP term. Management uses Attributable Debt as a measure to monitor our compliance with our debt agreements.

While our management uses these measures, they are not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. We do not control the decision-making for our international joint ventures, and our ability to transfer cash from these and our U.S. joint ventures is restricted. In addition, our joint ventures do not guarantee our debt, and will not be bound by the covenants contained in our credit agreement or note indenture. The debt of our joint ventures is non-recourse to us.

Discontinued Operations

In January 2004, our management committed to a plan to sell our interest in Cineplex Odeon Corporation, or COC, our former wholly owned subsidiary (comprising our Canadian operations, including our interest in the Cineplex Galaxy Limited Partnership), to our former investors. As a result of that decision, we have reported COC’s results of operations for the three and six months ended June 30, 2004 as discontinued operations. COC generated total revenue of $67.8 million and $126.5 million and income before taxes of $2.5 million and $3.1 million for the three and six months ended June 30, 2004, respectively.

On July 30, 2004, as a condition to, and immediately prior to, the closing of the Transactions, we sold 100% of our shares of capital stock of COC to affiliates of our former investors for a cash purchase price of $205.9 million. We used the proceeds from this sale to repay debt outstanding under our old credit facilities. As this sale was a transaction among parties under common control, the excess of the proceeds received ($205.9 million) over the book value of the assets sold ($33.3 million) has been recorded as a capital contribution ($172.6 million).

Results of Operations

On July 30, 2004, LCE Holdings, Inc, a company formed by our Sponsors, acquired 100% of the capital stock of our company and, indirectly, Cinemex. For all accounting purposes and consistent with our reporting periods, we have used July 31, 2004 as the effective date of the Transactions. Based on this event, we have reported operating results and financial position for all periods presented from April 1, 2002 through July 31, 2004 as those of the Predecessor Company and for all periods from and after August 1, 2004 as those of the Successor Company. Each period has a different basis of accounting and, as a result, they are not comparable.

Three Months Ended June 30, 2005 (Successor) Compared to the Three Months Ended June 30, 2004 (Predecessor)

Total operating revenues. Total operating revenues for the three months ended June 30, 2005 decreased $29.5 million, or 12.0%, to $216.0 million from $245.5 million for the three months ended June 30, 2004.

Specific factors affecting the major components of our total operating revenues are discussed below.

Box office revenue. Box office revenue for the three months ended June 30, 2005 decreased $21.8 million, or 13.2%, to $143.7 million from $165.5 million for the three months ended June 30, 2004. This decrease in box office revenue was due primarily to a decrease in attendance volume ($35.9 million) during the period and a decrease in box office revenue from closed theatres ($1.7 million). These decreases in box office revenue, which total $37.6 million, were partially offset by an increase in average revenue per patron ($10.8 million) during the period, an increase in box office revenue from the operation of new theatres ($4.2 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.8 million). Attendance decreased approximately 5.8 million patrons, or 20.1%, for the three months ended June 30, 2005 as compared to the same period in the prior year. This decrease in attendance can be attributed to the industry-wide lackluster performance of current films and the above average performance of film shown during the three months ended June 30, 2004 including Shrek 2, Harry Potter and the Prisoner of Azkaban and The Day After Tomorrow.

Concession revenue. Concession revenues for the three months ended June 30, 2005 decreased $8.4 million, or 12.0%, to $61.4 million from $69.8 million for the three months ended June 30, 2004. This decrease in concession revenue was due primarily to a decrease in attendance volume during the period ($15.1 million) and a decrease in concession revenue from closed theatres ($0.7 million). These decreases in concession revenue, which aggregated $15.8 million, were offset by an increase in concession revenue per patron ($4.9 million) during the period, an increase in concession revenue from the operation of new theatres ($2.0 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.5 million).

Other revenues. Other revenues for the three months ended June 30, 2005 increased $0.7 million, or 6.6%, to $10.8 million from $10.1 million for the three months ended June 30, 2004. This increase in other revenue was due primarily to increases in advertising and promotional income, ATM usage, phone and Internet ticket sales ($0.8 million), an increase in other revenue from the operation of new theatres ($0.2 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.1 million). These increases in other revenue, which aggregated $1.1 million, were partially offset by a decrease in attendance volume during the period ($0.3 million) and a decrease in other revenues from closed theatres ($0.1 million).

Theatre operations and other expenses. Theatre operations and other expenses for the three months ended June 30, 2005 decreased $12.6 million, or 7.2%, to $163.3 million from $175.9 million for the three months ended June 30, 2004. This decrease in theatre operating and other expenses was due primarily to decreases in operating costs associated with a decrease in attendance volume ($20.8 million), a decrease in operating costs related to closed theatres ($2.1 million) and a decrease in various other theatre operating expense items ($1.6 million). These decreases in theatre operations and other expenses, which aggregated $24.5 million, were offset by increases in operating costs related to incremental costs associated with the operation of new theatres ($5.1 million), the increases in film rental payments resulting from ticket price increases ($5.4 million), an increase in film rental costs related to an increase in film rental percentage ($0.5 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.9 million). Theatre operating and other expenses, as a percentage of total revenues, increased to 75.6% for the three months ended June 30, 2005 as compared to 71.7% for the three months ended June 30, 2004.

Specific factors affecting the major components of our theatre operations and other expenses are discussed below.

Film costs. Film costs decreased $10.2 million, or 12.3% for the three months ended June 30, 2005 to $72.8 million from $83.0 million for the three months ended June 30, 2004. This decrease in film costs was due primarily to the decrease in attendance ($18.0 million) and a decrease in film costs associated with closed theatres ($0.8 million). These decreases, which aggregated $18.8 million were partially offset by increases in film rental payments resulting from ticket price increases ($5.4 million), increased film costs associated with the operation of new theatres ($2.3 million), increased film costs as a result of an increase in film rental percentage split primarily related to film product mix ($0.5 million) and an increase due to the effect of foreign currency exchange rates with respect to our international operations ($0.4 million). Film costs as a percentage of box office revenue were 50.6% for the three months ended June 30, 2005 as compared to 50.1% for the same period in the prior year.

Rent expense. Rent expense decreased $0.1 million for the three months ended June 30, 2005 to $30.5 million from $30.6 million for the three months ended June 30, 2004. This decrease in rent expense is due primarily to a decrease in leasing costs associated with closed theatres and the decrease in box office revenue noted above, which were partially offset by leasing costs associated with new theatres.

Cost of concessions. Cost of concessions for the three months ended June 30, 2005 decreased $1.2 million, or 10.8%, to $9.3 million from $10.5 million for the three months ended June 30, 2004. This decrease in cost of concessions was due primarily to lower costs associated with the decrease in attendance volume ($2.3 million) and a decrease in the cost of concessions from closed theatres ($0.1 million). These decreases in cost of concessions, which aggregated $2.4 million, was partially offset by an increase in product costs and the timing related to certain promotional programs ($0.7 million), the incremental costs associated with the operation of new theatres ($0.4 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.1 million). Cost of concessions, as a percentage of concession revenues, increased to 15.2% for the three months ended June 30, 2005 as compared to 15.0% for the three months ended June 30, 2004.

General and administrative costs. General and administrative costs for the three months ended June 30, 2005 decreased $1.9 million, or 11.5%, to $14.1 million from $16.0 million for the three months ended June 30, 2004. This decrease in general and administrative costs was due primarily to a decrease in professional and legal fees related to potential merger and acquisition transactions which we incurred during the second quarter of 2004 ($1.8 million) and a decrease in the management fee paid to our current Sponsors compared to the management fee we paid to our former investors ($0.3 million). This decrease in general and administrative expenses was partially offset by an increase in costs associated with our day-to-day home office operations ($0.1 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.1 million). General and administrative expenses, as a percentage of total revenues, was flat for the three months ended June 30, 2005 as compared to 6.5% for the three months ended June 30, 2004.

Depreciation and amortization. Depreciation and amortization costs for the three months ended June 30, 2005 increased $6.5 million, or 31.4%, to $27.4 million from $20.9 million for the three months ended June 30, 2004. This increase in depreciation and amortization was due primarily to incremental depreciation related to investment in new depreciable assets related to new builds and the revaluation of our depreciable assets as a result of the closing of the Transactions ($6.3 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.2 million).

Income from operations. Our operating income for the three months ended June 30, 2005 decreased $24.2 million to $1.7 million from $25.9 million for the three months ended June 30, 2004. This decrease in operating income was due to the aggregate effect of all the factors described above.

Interest expense. Interest expense for the three months ended June 30, 2005 increased $13.7 million, or 195.1%, to $20.7 million from $7.0 million for the three months ended June 30, 2004. This increase in our interest expense was due primarily to the increased level of debt outstanding as a result of the refinancing we undertook in order to effect the Transactions and an overall increase in the average interest rate paid on our outstanding debt.

Income tax expense/(benefit). Income tax expense/(benefit) for the three months ended June 30, 2005 decreased $5.6 million to a net benefit of $(0.6) million from expense of $5.0 million for the three months ended June 30, 2004. The decrease was driven by the reduction in book income and the movement in Mexican inflationary adjustments. The effective tax rate for the three months ended June 30, 2005 was a benefit of approximately 3% as compared to expense of approximately 29% for three months ended June 30, 2004. The change in the effective rate between the periods is primarily a result of the impact of Mexican inflationary adjustments. The tax benefit for the three months ended June 30, 2005 was attributable to our Mexican operations. We did not record a benefit for U.S. income taxes for the three months ended June 30, 2005 because we continue to record an offsetting valuation allowance against the U.S. deferred tax asset, since it was determined more likely than not that the deferred tax assets would not be realized.

Net Income/(Loss). Net income/(loss) decreased $32.8 million to a loss of $18.9 million for the three months ended June 30, 2005 from income of $13.9 million for the three months ended June 30, 2004. This change was due to the aggregate effect of all the factors described above and the lack of income from discontinued operations that had been included in the three months ended June 30, 2004. Net income/(loss), excluding discontinued operations, decreased by $31.3 million to a loss of $18.9 million for the three months ended June 30, 2005 as compared to a net income of $12.4 million for the three months ended June 30, 2004 due to the aggregate effect of the items noted above.

Attributable EBITDA. Our Attributable EBITDA for the three months ended June 30, 2005 decreased $16.9 million, or 31.4%, to $36.9 million from $53.8 million for the three months ended June 30, 2004. This decrease in Attributable EBITDA was due primarily to decreases in our wholly owned EBITDA in the U.S. ($13.5 million) and Mexico ($2.9 million) which was due to the aggregate effect of all the factors described above and a decrease in the operating results of our joint venture in Spain ($1.0 million). These decreases in Attributable EBITDA, which aggregated $17.4 million, were partially offset by an increase in the operating results of our joint venture in South Korea ($0.5 million).

The reconciliation of net income/(loss) to each of EBITDA and Attributable EBITDA is shown below:

	Predecessor Company	Successor Company
	Three Months Ended June 30, 2004	Three Months Ended June 30, 2005
	(in thousands)
Net income/(loss) before discontinued operations	$12,402	$(18,930)
Depreciation and amortization	20,865	27,412
Interest expense, net	7,012	20,692
Income tax expense/(benefit)	5,017	(629)

EBITDA	45,296	28,545

Adjustments to EBITDA
Management fee	1,251	999
(Gain)/loss on sale/disposal of theatres	(3,641)	199
Straight-line rent accrual in excess of cash	2,230	1,812
Transaction related expenses	3,220	1,452
Equity loss in long-term investments	1,459	543
Our share of partnership EBITDA	4,002	3,413

Attributable EBITDA	$53,817	$36,963

Six Months Ended June 30, 2005 (Successor) Compared to the Six Months Ended June 30, 2004 (Predecessor)

Total operating revenues. Total operating revenues for the six months ended June 30, 2005 decreased $36.7 million, or 8.1%, to $418.5 million from $455.2 million for the six months ended June 30, 2004.

Specific factors affecting the major components of our total operating revenues are discussed below.

Box office revenue. Box office revenue for the six months ended June 30, 2005 decreased $28.1 million, or 9.1%, to $279.9 million from $308.0 million for the six months ended June 30, 2004. This decrease in box office revenue was due primarily to a decrease in attendance volume ($46.7 million) during the period and a decrease in box office revenue from closed theatres ($3.4 million). These decreases in box office revenue, which total $50.1 million, were partially offset by an increase in average revenue per patron ($14.7 million) during the period, an increase in box office revenue from the operation of new theatres ($6.9 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.4 million). Attendance decreased approximately 7.2 million patrons, or 13.5%, for the six months ended June 30, 2005 as compared to the same period in the prior year. This decrease in attendance can be attributed to the industry-wide lackluster performance of current films and the above average performance of film shown during the six months ended June 30, 2004 including Shrek 2 and The Passion of the Christ.

Concession revenue. Concession revenues for the six months ended June 30, 2005 decreased $8.2 million, or 6.5%, to $118.4 million from $126.6 million for the six months ended June 30, 2004. This decrease in concession revenue was due primarily to a decrease in attendance volume during the period ($19.2 million) and a decrease in concession revenue from closed theatres ($1.3 million). These decreases in concession revenue, which aggregated $20.5 million, were offset by an increase in concession revenue per patron ($8.4 million) during the period and an increase in concession revenue from the operation of new theatres ($3.7 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.2 million).

Other revenues. Other revenues for the six months ended June 30, 2005 decreased $0.4 million, or 1.9%, to $20.1 million from $20.5 million for the six months ended June 30, 2004. This decrease in other revenue was due primarily to a decrease in attendance volume during the period ($0.4 million), a decrease in other revenues from closed theatres ($0.2 million) and decreases in advertising and promotional income, ATM usage, phone and Internet ticket sales ($0.1 million). These decreases in other revenue, which aggregated $0.7 million, were partially offset by an increase in other revenue from the operation of new theatres ($0.2 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.1 million).

Theatre operations and other expenses. Theatre operations and other expenses for the six months ended June 30, 2005 decreased $13.1 million, or 3.9%, to $318.7 million from $331.8 million for the six months ended June 30, 2004. This decrease in theatre operating and other expenses was due primarily to decreases in operating costs associated with a decrease in attendance volume ($26.1 million) and a decrease in operating costs related to closed theatres ($4.4 million). These decreases in theatre operations and other expenses, which aggregated $30.5 million, were offset by increases in operating costs related to incremental costs associated with the operation of new theatres ($8.5 million), an increase in film rental costs resulting from ticket price increases ($7.1 million), an increase in film rental costs related to an increase in film rental percentage ($1.3 million), an increase due to the effect of foreign currency exchange rates on our international operations ($0.4 million) and an increase in various other theatre operating expense items ($0.1 million). Theatre operating and other expenses, as a percentage of total revenues, increased to 76.2% for the six months ended June 30, 2005 as compared to 72.9% for the six months ended June 30, 2004.

Specific factors affecting the major components of our theatre operations and other expenses are discussed below.

Film costs. Film costs decreased $11.8 million, or 8.0% for the six months ended June 30, 2005 to $136.1 million from $147.9 million for the six months ended June 30, 2004. This decrease in film costs was due primarily to the decrease in attendance ($22.5 million) and a decrease in film costs associated with closed theatres ($1.6 million). These decreases, which aggregated $24.1 million were partially offset by increases in film rental payments resulting from ticket price increases ($7.1 million), increased film costs associated with the operation of new theatres ($3.7 million), increased film costs as a result of an increase in film rental percentage split primarily related to film product mix ($1.3 million) and an increase due to the effect of foreign currency exchange rates with respect to our international operations ($0.2 million). Film costs as a percentage of box office revenue were 48.6% for the six months ended June 30, 2005 as compared to 48.0% for the same period in the prior year.

Rent expense. Rent expense increased $0.8 million for the six months ended June 30, 2005 to $60.8 million from $60.0 million for the six months ended June 30, 2004. This increase in rent expense is due primarily to leasing costs associated with new theatres, which were partially offset by a decrease in leasing costs associated with closed theatres and the decrease in box office revenue noted above.

Cost of concessions. Cost of concessions for the six months ended June 30, 2005 decreased $0.9 million, or 5.1%, to $18.0 million from $18.9 million for the six months ended June 30, 2004. This decrease in cost of concessions was due primarily to lower costs associated with the decrease in attendance volume ($2.9 million) and a decrease in the cost of concessions from closed theatres ($0.1 million). These decreases in cost of concessions, which aggregated $3.0 million, was partially offset by an increase in product costs and the timing related to certain promotional programs ($1.3 million), the incremental costs associated with the operation of new theatres ($0.7 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.1 million). Cost of concessions, as a percentage of concession revenues, increased slightly to 15.2% for the six months ended June 30, 2005 as compared to 15.0% for the six months ended June 30, 2004.

General and administrative costs. General and administrative costs for the six months ended June 30, 2005 decreased $5.6 million, or 17.5%, to $26.2 million from $31.8 million for the six months ended June 30, 2004. This decrease in general and administrative costs was due primarily to a decrease in professional and legal fees related to potential merger and acquisition transactions which we incurred during the six months ended June 30, 2004 ($5.3 million) and a decrease in the management fee paid to our current Sponsors compared to the management fee we paid to our former investors ($0.5 million). This decrease in general and administrative expenses, which aggregated $5.8 million, was partially offset by an increase in costs associated with our day-to-day home office operations ($0.2 million). General and administrative expenses, as a percentage of total revenues, decreased to 6.3% for the six months ended June 30, 2005 as compared to 7.0% for the six months ended June 30, 2004.

Depreciation and amortization. Depreciation and amortization costs for the six months ended June 30, 2005 increased $11.6 million, or 27.3%, to $54.3 million from $42.7 million for the six months ended June 30, 2004. This increase in depreciation and amortization was due primarily to incremental depreciation related to investment in new depreciable assets related to new builds and the revaluation of our depreciable assets as a result of the closing of the Transactions ($11.5 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.1 million).

Income from operations. Our operating income for the six months ended June 30, 2005 decreased $32.6 million to $1.1 million from $33.7 million for the six months ended June 30, 2004. This decrease in operating income was due to the aggregate effect of all the factors described above.

Interest expense. Interest expense for the six months ended June 30, 2005 increased $24.1 million, or 169.1%, to $38.3 million from $14.2 million for the six months ended June 30, 2004. This increase in our interest expense was due primarily to the increased level of debt outstanding as a result of the refinancing we undertook in order to effect the Transactions and an overall increase in the average interest rate paid on our outstanding debt.

Income tax expense/(benefit). Income tax expense for the six months ended June 30, 2005 decreased $8.7 million to a net benefit of $0.7 million from expense of $8.0 million for the six months ended June 30, 2004. The decrease was driven by the reduction in book income and the movement in Mexican inflationary adjustments. The effective tax rate for the six months ended June 30, 2005 was a benefit of approximately 2% as compared to expense of approximately 41% for six months ended June 30, 2004. The change in the effective rate between the periods is primarily a result of the impact of Mexican inflationary adjustments. The tax benefit for the six months ended June 30, 2005 was attributable to our Mexican operations. We did not record a benefit for U.S. income taxes for the six months ended June 30, 2005 because we continue to record an offsetting valuation allowance against the U.S. deferred tax asset, since it was determined more likely than not that the deferred tax assets would not be realized.

Net Income/(Loss). Net income/(loss) decreased $49.4 million to a loss of $36.0 million for the six months ended June 30, 2005 from income of $13.4 million for the six months ended June 30, 2004. This decrease in our net income/(loss) was due to the aggregate effect of all the factors described above and the income from discontinued operations that had been included in the six months ended June 30, 2004. Net income/(loss), excluding discontinued operations, decreased by $47.4 million to a loss of $36.0 million for the six months ended June 30, 2005 from income of $11.4 million for the six months ended June 30, 2004 due to the aggregate effect of the items noted above.

Attributable EBITDA. Our Attributable EBITDA for the six months ended June 30, 2005 decreased $23.9 million, or 25.0%, to $71.7 million from $95.7 million for the six months ended June 30, 2004. This decrease in Attributable EBITDA was due primarily to decreases in our wholly owned EBITDA in the U.S. ($17.9 million) and Mexico ($5.0 million) which was due to the aggregate effect of all the factors described above and a decrease in the operating results of our joint venture in Spain ($1.1 million). These decreases in Attributable EBITDA, which aggregated $24.0 million, were partially offset by an increase in the operating results of our joint venture in South Korea ($0.1 million).

The reconciliation of net income/(loss) to each of EBITDA and Attributable EBITDA is shown below:

	Predecessor Company	Successor Company
	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
	(in thousands)
Net income/(loss) before discontinued operations	$11,432	$(35,999)
Depreciation and amortization	42,668	54,317
Interest expense, net	14,249	38,347
Income tax expense/(benefit)	7,975	(742)

EBITDA	76,324	55,923

Adjustments to EBITDA
Management fee	2,502	1,998
(Gain)/loss on sale/disposal of theatres	(3,688)	199
Straight-line rent accrual in excess of cash	3,735	3,707
Transaction related expenses	7,189	1,928
Equity (income)/loss in long-term investments	32	(537)
Our share of partnership EBITDA	9,590	8,528

Attributable EBITDA	$95,684	$71,746

Liquidity and Capital Resources

Cash Flows

We generate cash flows from our theatre operations. Our cash flows are generated primarily from the sale of admission tickets, concession sales and other revenue including advertising and promotional income. Generally, this provides us with positive working capital, which is consistent with our industry, since cash revenues are generally collected in advance of payment of our operating expenses. Our operating revenue levels are directly related to the success and appeal of the film product produced and distributed by the studios.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our revolving credit facilities will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for the short-term and long-term. Additionally, we believe that our credit facilities in the U.S. and Mexico will be adequate to fund our long-term capital requirements and needs. However, our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and other factors, many of which are beyond our control, including but not limited to film product that is available. Any future theatre construction and renovation, acquisitions, investment in joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all. From time to time we may also acquire a portion of our senior subordinated notes in market transactions depending on market conditions and our liquidity requirements.

Operating Cash Flows. Net cash provided by operating activities, as reflected in our statement of cash flows, was $14.4 million and $44.1 million for the six months ended June 30, 2005 and 2004, respectively. Cash provided by operating activities for the six months ended June 30, 2005 and 2004 was due primarily to the aforementioned downturn in attendance and changes in our working capital related to the timing of payments to various vendors.

Investing Cash Flows. Net cash used in investing activities, as reflected in our statement of cash flows, was $21.4 million and $27.5 million for the six months ended June 30, 2005 and 2004, respectively. Cash used in investing activities for the six months ended June 30, 2005 and 2004 was due primarily to capital expenditures related to expenditures for new builds, maintenance and upgrades to existing theatres and spending on management information systems and applications.

Financing Cash Flows. Net cash used in financing activities, as reflected in our statement of cash flows, was $8.0 million and $12.0 million for the six months ended June 30, 2005 and 2004, respectively. Cash used in financing activities for the six months ended June 30, 2005 was due primarily to repayments of debt related to our senior secured credit facility in the U.S. ($8.0 million) partially offset by a capital contribution ($1.1 million) received from LCE Holdings, Inc. related to the purchase of equity in LCE Holdings, Inc. by our senior management. Cash used in financing activities for the six months ended June 30, 2004 was due primarily to payments made on our former term loan ($9.1 million) and priority secured credit agreement ($2.4 million).

Capital Expenditures

We fund the cost of our capital expenditures through internally generated cash flows, cash on hand and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions, construction of new theatres, adding new screens to existing theatres, upgrading our theatre facilities and general systems upgrades. During the six months ended June 30, 2005 and 2004 we had $21.5 million and $32.7 million, respectively, in capital expenditures. We intend to continue to grow our theatre circuit through selective new building, the expansion of existing theatres and acquisitions. As of June 30, 2005, we had aggregate capital commitments in the U.S. of $100.8 million primarily related to the completion of construction of five theatre properties (comprising 78 screens) and the expansion of two theatre properties (comprising nine screens). Additionally, as of June 30, 2005, Cinemex had planned capital investments (but not contractual obligations) of $71.6 million related to nine theatre properties (comprising 111 screens). We expect to complete construction and to open these theatres during the next five years.

Theatre Portfolio Changes

The following table indicates the number of theatre locations and screens and the changes to our theatre circuit portfolio (including screens and locations relating to all our joint ventures) for the six month period ended June 30, 2005:

	United States	International	Total
Locations
Beginning Balance – December 31, 2004	131	70	201
New Builds	1	—	1
Disposals	(4)	—	(4)

Ending Balance – June 30, 2005	128	70	198

Screens
Beginning Balance – December 31, 2004	1,440	778	2,218
New Builds	16	—	16
Disposals	(27)	(1)	(28)

Ending Balance – June 30, 2005	1,429	777	2,206

The average screens per location has grown from 11.0 screens per location at December 31, 2004 to 11.1 screens per location at June 30, 2005.

During the six months ended June 30, 2005, we further developed our existing circuit in the U.S. by opening one theatre with 16 screens in Washington State.

U.S. Credit Facility

On July 30, 2004, we entered into a $730 million senior secured credit facility with Citicorp North America, Inc., as administrative agent. This credit facility is comprised of two tranches: (i) a $630 million term loan and (ii) a $100 million revolving credit facility, including letter of credit and swing line sub-facilities. The proceeds of the term loan were used to fund the payment of a portion of the purchase price paid to our former investors. This facility is guaranteed by our parent and by all of our existing and future domestic subsidiaries, with the exception of unrestricted subsidiaries, as defined in the Credit Agreement (we had no unrestricted subsidiaries as of June 30, 2005), and is collateralized by a perfected security interest in substantially all of our assets and the assets of our direct and indirect restricted domestic subsidiaries, including a pledge of 100% of our capital stock, the capital stock of each of our restricted domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries that are directly owned by us or one of our restricted domestic subsidiaries. The term loan amortizes 1% per annum in equal quarterly installments commencing on December 31, 2004 and the maturity date is July 30, 2011. The term loan bears interest at a rate of: (i) the base rate or a eurodollar rate plus (ii) an applicable margin based on our Adjusted Leverage Ratio (as defined in the credit agreement). The maturity date of the revolving credit facility is July 30, 2010. The revolving credit facility bears interest at a rate of: (i) the base rate or a eurodollar rate plus (ii) an applicable margin based on our Adjusted Leverage Ratio (as defined in the credit agreement). At June 30, 2005, we had not drawn against the revolving credit facility. The term loan bore interest at a weighted average rate of 5.1% at June 30, 2005 and interest is payable on the earlier of the maturity of the LIBOR contract(s) then in effect or on a quarterly basis.

Additionally, as of June 30, 2005, we had $6.0 million in stand-by letters of credit issued under our revolving credit facility to support our commitments with respect to certain contractual obligations. As of June 30, 2005, we had additional availability of $94.0 million under our revolving credit facility.

Senior Subordinated Notes

On July 30, 2004, we issued $315 million of 9% senior subordinated notes due 2014, in a private placement. These notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt (as defined in the indenture). These notes are pari passu in right of payment with any of our future senior subordinated indebtedness. These notes carry an interest rate of 9% and interest is payable semi-annually on each of February 1st and August 1st and mature on August 1, 2014. We used the proceeds of these notes to fund the payment of a portion of the purchase price to our former investors. These notes are guaranteed by all of our existing and future domestic subsidiaries, with the exception of unrestricted subsidiaries, as defined in the indenture (we had no unrestricted subsidiaries as of June 30, 2005).

Covenants

Our senior secured credit facility and note indenture include customary affirmative and negative covenants, including: (i) limitations on indebtedness, (ii) limitations on liens, (iii) limitations on investments, (iv) limitations on contingent obligations, (v) limitations on restricted junior payments and certain other payment restrictions, (vi) limitations on merger, consolidation or sale of assets, (vii) limitations on transactions with affiliates, (viii) limitations on the sale or discount of receivables, (ix) limitations on the disposal of capital stock of subsidiaries, (x) limitations on lines of business, (xi) limitations on capital expenditures, (xii) certain reporting requirements and (xiii) interest hedging requirements. Additionally, our senior secured credit facility includes financial performance covenants, including: (i) a Maximum Adjusted Leverage Ratio (as defined therein) and (ii) a Minimum Interest Coverage Ratio (as defined therein). We were in compliance with our financial covenants as of June 30, 2005.

Commitments for Replacement Financing

If we consummate a merger with AMC Entertainment Inc., we would be required to repay all amounts outstanding under our existing $730 million U.S. senior secured credit facility and AMC would be required to repay all amounts outstanding under its existing senior secured credit facility. To refinance these existing senior secured credit facilities, AMC, as the surviving company in the merger, would enter into a new senior secured credit facility pursuant to the terms and conditions of the binding commitments that AMC has received from Citigroup Global Markets Inc., JPMorgan Chase Bank, N.A. and Credit Suisse, Cayman Islands Branch. As the terms of the surviving company’s new credit agreement have not been agreed upon, they may differ significantly from those set forth herein, however we expect that the new credit facilities will consist of senior secured financing of up to $850 million, comprised of a $650 million term loan facility and a $200 million revolving credit facility. We expect that the initial interest rate on the $650 million term loan facility would be equal to LIBOR plus 2.50% or a base rate plus 1.50% and the initial interest rate on the $200 million revolving credit facility would be LIBOR plus 1.75% or a base rate plus 0.75%. The interest rate on the new term loan would initially be 0.25% higher than the rate on the term loan under our existing U.S. senior secured credit facility. The interest rate on the new revolving credit facility would be 1.00% lower than the rate on our existing revolving credit facility. We expect that the new $850 million senior secured credit facility would have affirmative covenants that are substantially consistent with the covenants in the existing Loews and AMC senior secured credit facilities and would have negative covenants that are consistent with the covenants in the existing Loews or AMC senior secured credit facilities. We expect that the baskets for permitted amounts under the new covenants would be adjusted as appropriate to reflect the combined size of the surviving entity. We expect that the new term loan facility of the surviving company would not be subject to any financial covenants. The new revolving credit facility would include a covenant that the combined company maintain a ratio of net senior secured debt to the EBITDA of the combined company and its subsidiaries that does not exceed 3.25x. We would also have a $325 million senior secured bridge loan facility available to us. The surviving company may only borrow under the $325 million bridge loan if it is required to make an offer to repurchase the existing Loews senior subordinated notes following the consummation of the merger. If the surviving company has to draw on the bridge facility, the initial interest rate on the drawn amount would be equal to the lesser of 10% or the yield at the time on AMC’s outstanding 8% Senior Subordinated Notes due 2014. The interest rate on the bridge facility would increase by 0.75% every six months following the draw, up to a cap of 12%, or 12.5% depending on the rating assigned to the surviving company’s debt.

Cinemex Credit Facility

On August 16, 2004, Cadena Mexicana S.A. de C.V., a wholly-owned subsidiary of Cinemex, entered into a new senior secured credit facility. The initial amount drawn under the Cinemex senior secured credit facility was one billion Mexican pesos (approximately $90 million as of August 16, 2004). The Cinemex senior secured credit facility also includes a term loan with a one-year delay draw option of the peso equivalent of $10 million with Banco Inbursa, S.A., Scotiabank Inverlat, S.A. and Banco Nacional de Mexico, S.A. and an available revolving credit line of the peso equivalent of $25 million with Banco Inbursa, S.A. and Scotiabank Inverlat, S.A. (the term loan and the revolving credit facility portions of the new senior secured credit facility are peso denominated debt). All obligations of Cadena Mexicana under the Cinemex senior secured credit facility are guaranteed by Cinemex and each existing and future operating subsidiary of Cadena Mexicana, except for specified excluded subsidiaries, as defined.

The Cinemex borrowings are non-recourse to Loews. Interest on the Cinemex term loan is payable in arrears on a monthly basis at the Equilibrium Interbank Interest Rate (Tasa de Interes Interbancaria de Equilibrio) for a period of 28 days (the TIIE rate), plus an applicable margin of 1.50% in years one and two, 1.75% in year three and 2.00% in years four and five. The interest rate on the Cinemex term loan as of June 30, 2005 was 9.8%. This rate was adjusted to 8.5% on $78.9 million of the Cinemex borrowing by an interest rate swap entered into on July 28, 2003 and which was redesignated as a hedge of the Cinemex senior secured credit facility on August 16, 2004 (see “Interest Rate Risk” below for additional information related to this interest rate swap). The Cinemex term loan matures on August 16, 2009 and will amortize beginning on February 16, 2007 in installments ranging from 10% to 30% per annum over the five-year period.

The Cinemex senior secured credit facility contains customary affirmative and negative covenants with respect to Cadena Mexicana and each of the guarantors and, in certain instances, Cadena Mexicana’s subsidiaries that are not guarantors, as defined in its credit agreement. Affirmative covenants include the requirement to furnish periodic financial statements and ensure that the obligations of Cadena Mexicana and the guarantors under the Cadena Mexicana senior secured credit facility rank at least pari passu with all existing debt of such parties. Negative covenants include limitations on disposition of assets, capital expenditures, dividends and additional indebtedness and liens. The facility also includes certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum total net debt to equity ratio, a minimum interest coverage ratio, a maximum true-lease adjusted leverage ratio and a minimum consolidated net worth requirement. Cinemex was in compliance with its financial covenants as of June 30, 2005.

International Joint Ventures

We have no contractual obligation to provide capital or credit support to our international joint ventures, Yelmo Cineplex, S.L., or Yelmo, and Megabox Cineplex, Inc., or Megabox.

Yelmo has a local standalone reducing credit facility of 36.0 million euros (approximately $43.4 million), which was fully drawn as of June 30, 2005. This facility matures in August 2007. In March 2004, the Yelmo credit agreement was amended to waive a default by Yelmo in its minimum EBITDA covenant for the fiscal year ended December 31, 2003. Also, pursuant to this amendment, Yelmo’s maximum debt to EBITDA ratio was increased and its ability to pay dividends restricted through the period ending December 31, 2005. The Yelmo borrowings are non-recourse to us.

Megabox has several stand-alone credit facilities totaling 37 billion Korean won (approximately $36.0 million), of which nil was drawn as of June 30, 2005. The Megabox borrowings are non-recourse to us.

On July 29, 2005, we received a dividend distribution from Megabox of approximately $11.9 million (12.3 billion Korean won) net of local withholding taxes.

Guarantees and Indemnification Obligations

We have agreements with certain vendors, financial institutions, lessors and service providers pursuant to which we have agreed to indemnify the other party for certain matters, such as acts and omissions made by us, our employees, agents or representatives.

We have agreements with each of our directors and executive officers to indemnify such director or executive officer, to the extent legally permissible, against all liabilities reasonably incurred in connection with any action in which such individual may be involved by reason of such individual being or having been our director or officer.

In November 2003, Cineplex Galaxy Income Fund, or the Fund, a Canadian income trust, was established to indirectly hold substantially all the assets of COC and all of the capital stock of Galaxy Entertainment, Inc., another Canadian film exhibitor controlled by one of our former investors. On November 26, 2003, the Fund completed an initial public offering of Fund units in Canada. As a result of these transactions we, through COC, indirectly owned 44.4% of the Fund and in connection with the offering we agreed to indemnify the Fund, the holders of Fund units and the underwriters, among others, for liabilities resulting from misrepresentations in the prospectus used in the offering and breaches of the representations and warranties made by COC in the various agreements entered into in connection with the sale of COC’s assets and the offering. Our total maximum liability under this indemnity was limited to the net cash proceeds of the offering plus amounts drawn under the Cineplex Galaxy term loan facility that was put in place in connection with the offering. In connection with the sale of COC to affiliates of our former investors, these affiliates have agreed to indemnify us for any and all liabilities resulting from our indemnification obligations.

In January 2004, we issued a corporate guaranty on behalf of our former German partnership for certain acquisition related costs that the partnership was required to pay. In April 2004, we made an additional contribution of $1.2 million to our former German partnership, which we believed would satisfy a significant portion of the guaranty. Additionally, a subsidiary of ours is guarantor of several of the theatre leases of this partnership. In connection with the sale of our interest in this partnership to affiliates of our former investors, these affiliates have agreed to indemnify us for any and all liabilities resulting from our indemnification obligations.

Based upon our historical experience and information known as of June 30, 2005, we believe the potential liability related to these guarantees and indemnities is not material.

New Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment”, which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS 123(R) eliminates the ability to account for share-based compensation transactions using APB No. 25 and requires that such transactions be accounted for using a fair value-based method. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS 123(R) may be adopted using one of two methods: (i) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date, or (ii) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

In April 2005, the SEC approved a new rule delaying the effective date of SFAS No. 123(R) for public companies until the first fiscal year beginning after June 15, 2005. As such, the Company will be required to apply SFAS No. 123(R) beginning in 2006. Until such implementation, the Company will continue to apply the disclosure-only requirements of SFAS No. 123 and will apply intrinsic value accounting for its employee stock options that defines compensation cost for stock options, if any, as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Management is in the process of determining whether SFAS No. 123(R) will have a material impact on our results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 is an interpretation of SFAS 143, “Asset Retirement Obligations”, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 will be required to be adopted by us by the end of 2005. FIN 47 is not expected to have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, effective for fiscal years beginning after December 15, 2005. SFAS 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement which does not include specific transition provisions. SFAS 154 is not expected to have a material impact on the results of operations or financial position of the Company.

ITEM 3. Qualitative and Quantitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

As of June 30, 2005, we had long-term debt or other obligations (including current maturities) of $1,060.6 million, of which $511.8 million was variable rate debt. An increase or decrease in interest rates on our variable rate debt would affect interest costs related to our debt. For comparative purposes, for every change of 0.125% in interest rates, our interest costs on our variable rate debt would change by approximately $0.6 million per year.

On July 28, 2003, Cinemex entered into an interest rate swap agreement with a maturity of December 26, 2007 to manage its exposure to interest rate movements by effectively converting its previous long-term senior secured credit facility from a variable to a fixed rate. Although this senior secured facility was repaid on August 13, 2004, the swap agreement remains outstanding and was redesignated as a hedge of the Cinemex term loan.

The face amount of the interest rate swap on June 30, 2005 was 850 million Mexican pesos ($78.9 million). The swap agreement provides for the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying face amount. The variable rate is based on the 28-day TIIE rate and the fixed rate is 8.5%. The fair market value of the interest rate swap was $3.1 million as of June 30, 2005.

On October 28, 2004, we entered into an interest rate cap in the U.S. as a hedge of a portion of our floating rate debt. This hedge caps the interest rate at a maximum of 6% on $125 million of notional amount of debt for two years. Below the cap of 6% we continue to pay the actual prevailing interest rate on the underlying debt. The fair market value of this interest rate cap was immaterial as of June 30, 2005.

We are exposed to credit loss risk in the event of non-performance by the counterparty to our interest rate swap and cap agreements. However, we do not anticipate non-performance by the counterparty.

Market Rate Risk

As of June 30, 2005, we had $315 million of senior subordinated notes outstanding. Increases in market interest rates would generally cause a decrease in the fair value of these notes and a decrease in market interest rates would generally cause an increase in the fair value of these notes.

Foreign Currency Exchange Risk

We are also exposed to market risk arising from changes in foreign currency exchange rates as a result of our operations in Mexico, Spain and South Korea. Accounting principles generally accepted in the U.S. require that subsidiaries use the currency of the primary economic environment in which they operate as their functional currency. We report, as a component of other comprehensive income, foreign currency translation adjustments relating to currency fluctuations between the U.S. dollar and the functional currency of our Mexican operations and our international joint ventures.

ITEM 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure control and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based upon this evaluation, our President and Chief Executive Officer and our Senior Vice President, Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures were effective.

During the period covered by this report, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Six West Retail Acquisition, Inc.

On March 30, 2005, a panel of the court of appeals in this case affirmed the lower court’s decision granting us summary judgment and dismissing all of Six West’s claims. On April 13, 2005, Six West petitioned the court of appeals for a rehearing of its appeal by the full court. This motion was subsequently denied.

Discount Ticket Litigation

We have reached agreement to settle this case, and the court has preliminarily approved the class action settlement agreement. We anticipate obtaining the court’s final approval of the class action settlement in November 2005. Our obligations under the settlement agreement are not material to us.

Other

We are a defendant in various lawsuits arising in the ordinary course of business and are involved in certain environmental matters. From time to time we are involved in disputes with landlords, contractors and other third parties. It is the opinion of management that any liability to us that may arise as a result of these matters will not have a material adverse effect on our operating results, financial position or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit 31.1 - Certification of President and Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

Exhibit 32.1 - Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Forward-Looking Statements

This report contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project” or “continue” or the negative thereof or other similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be incorrect, possibly to a material degree. Such statements can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements.

You should also understand that it is not possible to predict or identify all the risks and uncertainties that could affect future events and should not consider the following list to be a complete statement of all potential risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:

•	our ability to make scheduled payments of principal and interest on our indebtedness;

•	poor performance of, or any disruption in the production or distribution of, first-run motion pictures, or a reduction in the marketing efforts of film distributors;

•	the risk that a deterioration in our relationship with any of the major film distributors or primary concession suppliers could adversely affect our ability to negotiate licensing agreements or supply arrangements on favorable terms;

•	an oversupply of screens in the U.S. and/or in our international markets;

•	the cost of capital investments in electronic media;

•	the inherent risks of international operations;

•	the impact of alternative film delivery methods and other forms of entertainment on theatre attendance and ticket prices;

•	our ability to develop and acquire theatres at reasonable prices, on favorable terms or at all;

•	potential fines, awards of damages or injunctive relief if we fail to comply with the Americans with Disabilities Act;

•	the effect of a prolonged economic downturn on consumer spending and the demand for motion pictures;

•	the intense competition that exists in our industry;

•	our ability to take action and maintain operating efficiencies with the presence of partners;

•	the effect of our bankruptcy reorganization on our ability to obtain financing, to enter into new leases or to attract high-quality employees;

•	our ability to effectively generate additional ancillary revenue opportunities from our theatres; and

•	the loss of services of one or more members of our senior management team.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 13th day of September, 2005.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

By:	/s/ John J. Walker
John J. Walker
Senior Vice President, Chief Financial Officer and Treasurer