Form 10-Q
period 2005-09-30
LOEWS CINEPLEX ENTERTAINMENT CORP
filed 2005-10-31
CIK 1054588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

There is no market for the registrant’s equity. The total number of shares of the registrant’s common stock, par value $0.01 per share, outstanding on September 30, 2005 was 1,000.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Part I.	Financial Information

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheet at December 31, 2004 and September 30, 2005		1

Unaudited Condensed Combined Consolidated Statement of Operations for the One Month ended July 31, 2004 (Predecessor Company), the Two Months ended September 30, 2004 (Successor Company), the Three Months ended September 30, 2005 (Successor Company), the Seven Months ended July 31, 2004 (Predecessor Company), the Two Months ended September 30, 2004 (Successor Company) and the Nine Months ended September 30, 2005 (Successor Company)		2

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months ended September 30, 2005		3

Unaudited Condensed Combined Consolidated Statement of Cash Flows for the Seven Months ended July 31, 2004 (Predecessor Company), the Two Months ended September 30, 2004 (Successor Company) and the Nine Months ended September 30, 2005 (Successor Company)		4

Notes to Unaudited Condensed Combined Consolidated Financial Statements		5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Qualitative and Quantitative Disclosures Amount Market Risk	39

Item 4.	Controls and Procedures	40

Part II.	Other Information

Item 1.	Legal Proceedings	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

ITEM 1.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2004	September 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,015	$48,951
Accounts and other receivables	34,284	34,658
Prepaid rent	9,924	10,007
Inventories	3,981	3,907
Assets held for sale	2,408	2,974
Prepaid expenses and other current assets	11,316	8,794

TOTAL CURRENT ASSETS	132,928	109,291
PROPERTY, EQUIPMENT AND LEASEHOLDS, NET	732,156	683,166
OTHER ASSETS
Investments in and advances to partnerships	115,577	104,368
Goodwill	550,536	556,945
Other intangible assets, net	164,483	152,409
Deferred charges and other assets	56,278	59,628

TOTAL ASSETS	$1,751,958	$1,665,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$133,800	$114,903
Deferred revenue	33,538	30,234
Current maturities of long-term debt	6,401	6,409
Current portion of capital leases	1,044	1,108

TOTAL CURRENT LIABILITIES	174,783	152,654
LONG-TERM DEBT	1,031,506	1,038,056
LONG-TERM CAPITAL LEASE OBLIGATIONS	26,989	26,158
ACCRUED PENSION AND POST-RETIREMENT BENEFITS	12,125	12,009
OTHER LIABILITIES	101,165	78,893

TOTAL LIABILITIES	1,346,568	1,307,770

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock voting ($0.01 par value, 3,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2004 and September 30, 2005)	—	—
Additional paid-in capital	421,671	422,774
Accumulated other comprehensive income	6,577	9,984
Retained deficit	(22,858)	(74,721)

TOTAL STOCKHOLDERS’ EQUITY	405,390	358,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,751,958	$1,665,807

The accompanying notes are an integral part of these unaudited condensed combined consolidated financial statements.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

UNAUDITED CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS

(IN THOUSANDS OF U.S. DOLLARS)

	Combined Consolidated Predecessor Company	Consolidated Successor Company	Consolidated Successor Company	Combined Consolidated Predecessor Company	Consolidated Successor Company	Consolidated Successor Company
	One Month Ended July 31, 2004	Two Months Ended September 30, 2004	Three Months Ended September 30, 2005	Seven Months Ended July 31, 2004	Two Months Ended September 30, 2004	Nine Months Ended September 30, 2005
REVENUES
Box office	$76,748	$85,147	$148,161	$384,814	$85,147	$428,129
Concession	30,063	33,384	61,635	156,646	33,384	180,039
Other	5,291	8,281	12,293	25,820	8,281	32,440

Total operating revenues	112,102	126,812	222,089	567,280	126,812	640,608
EXPENSES
Theatre operations and other expenses	72,887	100,694	164,495	404,674	100,694	483,235
Cost of concessions	4,426	5,184	9,373	23,365	5,184	27,341
General and administrative	11,550	8,600	13,440	43,334	8,600	39,666
Depreciation and amortization	6,955	14,051	29,799	49,623	14,051	84,116
(Gain)/loss on sale/disposal of theatres and other	(46)	1	960	(3,734)	1	1,159

Total operating expenses	95,772	128,530	218,067	517,262	128,530	635,517
INCOME/(LOSS) FROM OPERATIONS	16,330	(1,718)	4,022	50,018	(1,718)	5,091
Interest expense, net	2,414	11,921	20,723	16,663	11,921	59,070
Loss on early extinguishment of debt	6,856	882	—	6,856	882	—
Equity income in long-term investments	(965)	(1,750)	(2,482)	(933)	(1,750)	(3,019)

INCOME/(LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	8,025	(12,771)	(14,219)	27,432	(12,771)	(50,960)
Income tax expense/(benefit)	4,911	(4,608)	1,645	12,886	(4,608)	903

INCOME/(LOSS) BEFORE DISCONTINUED OPERATIONS	3,114	(8,163)	(15,864)	14,546	(8,163)	(51,863)
Discontinued operations – sale of Canadian operations, net of tax of $3,499 for the one months ended July 31, 2004, and $4,720 for the seven months ended July 31, 2004	5,497	—	—	7,417	—	—

NET INCOME/(LOSS)	$8,611	$(8,163)	$(15,864)	$21,963	$(8,163)	$(51,863)

The accompanying notes are an integral part of these unaudited condensed combined consolidated financial statements.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE DATA)

	Common Stock	Amount	Accumulated Other Comprehensive Income	Additional Paid-In Capital	Retained Deficit	Total Stockholders’ Equity
Balance as of December 31, 2004	1,000	$—	$6,577	$421,671	$(22,858)	$405,390
Foreign currency translation adjustment	—	—	5,653	—	—	5,653
Unrealized income/(loss) on interest rate swap contracts	—	—	(2,340)	—	—	(2,340)
Unrealized gain on marketable equity securities	—	—	94	—	—	94
Net loss for the nine months ended September 30, 2005	—	—	—	—	(51,863)	(51,863)

Comprehensive loss	—	—	—	—	—	(48,456)
Capital contribution from LCE Holdings, Inc.	—	—	—	1,103	—	1,103

Balance as of September 30, 2005	1,000	$—	$9,984	$422,774	$(74,721)	$358,037

The accompanying notes are an integral part of these unaudited condensed combined consolidated financial statements.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

UNAUDITED CONDENSED COMBINED CONSOLIDATED STATEMENT OF CASH FLOWS

(IN THOUSANDS OF U.S. DOLLARS)

	Combined Consolidated Predecessor	Consolidated Successor	Consolidated Successor
	Seven Months Ended July 31, 2004	Two Months Ended September 30, 2004	Nine Months Ended September 30, 2005
OPERATING ACTIVITIES
Net income/(loss)	$21,963	$(8,163)	$(51,863)
Gain from discontinued operations	(7,417)	—	—
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	49,623	14,051	84,116
(Gain)/loss on sale/disposal of theatres	(3,734)	1	1,159
Loss on early extinguishment of debt	6,856	882	—
Amortization of debt issuance costs	1,862	1,001	3,322
Equity (income)/loss from long-term investments	(933)	(1,750)	(3,019)
Deferred income taxes	7,503	—	—
Dividend received from Megabox Cineplex	—	—	13,426
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,621)	(2,689)	(374)
Increase/(decrease) in accounts payable and accrued expenses	8,724	(21,429)	(19,325)
Changes in other operating assets and liabilities, net	(7,600)	(1,065)	(6,667)

Net Cash Provided by/(Used in) Operating Activities	75,226	(19,161)	20,775

INVESTING ACTIVITIES
Proceeds from sale of Cineplex Odeon Canada	205,861	—	—
Proceeds from sale of assets	7,449	146	81
Investment in/advances to partnerships, net	(2,370)	—	—
Acquisition of marketable equity securities	—	—	(1,225)
Acquisition of additional interest in Magic Johnson Theatres	—	—	(3,731)
Payment of purchase price to former shareholders	—	(1,305,861)	—
Capital expenditures	(36,638)	(8,733)	(39,567)

Net Cash Provided by/(Used in) Investing Activities	174,302	(1,314,448)	(44,442)

FINANCING ACTIVITIES
Equity contribution	—	421,671	—
Equity contribution from LCE Holdings, Inc.	—	—	1,103
Proceeds from U.S. Term B Facility.	—	630,000	—
Proceeds from issuance of senior subordinated notes.	—	315,000	—
Proceeds from Grupo Cinemex Term Loan.	—	90,000	10,000
Borrowings from revolving credit facility.	—	2,250	—
Repayments on Term Loan Agreement	(214,979)	(92,335)	—
Repayments on Priority Secured Credit Facility	(2,400)	(28,650)	—
Repayment under Grupo Cinemex Credit Facility	—	(87,682)	—
Payment or Transaction related expenses	—	(15,864)	—
Debt issuance costs	—	(41,556)	(951)
Repayments of U.S. Term B facility	—	—	(8,000)
Repayment of mortgage and capital leases	(605)	(177)	(873)

Net Cash (Used in)/Provided by Financing Activities	(217,984)	1,192,657	1,279

Effect of exchange rate changes on cash and cash equivalents	(544)	(11)	324

Increase/(decrease) in cash and cash equivalents	31,000	(140,963)	(22,064)
Cash and cash equivalents at beginning of period	139,425	170,425	71,015

Cash and cash equivalents at end of period	$170,425	$29,462	$48,951

The accompanying notes are an integral part of these unaudited condensed combined consolidated financial statements.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Loews Cineplex Entertainment Corporation (“LCE” or the “Company”) is a major film exhibition company with operations and/or investments in the United States, Mexico, Spain and South Korea. The Company operates theatres under the Loews Theatres, Cineplex Odeon, Cinemex, Star Theatres and Magic Johnson Theatres names. The Company’s significant joint ventures operate theatres under the Universal Cineplex, Megabox and Yelmo Cineplex names. As of September 30, 2005, the Company owns, or has an interest in, and operates 2,227 screens at 200 theatres in 18 states and the District of Columbia, Mexico, Spain and South Korea. The Company’s principal geographic markets include the metropolitan areas of New York, Baltimore, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, San Francisco, Seattle and Washington D.C. in the U.S.; Mexico City in Mexico; Madrid in Spain; and Seoul in South Korea.

Included in the Company’s screen and theatre counts are 365 screens in 33 theatres in which it holds a joint venture interest. The Company’s significant joint venture interests include a 50% partnership interest Yelmo Cineplex, S.L. (“Yelmo Cineplex”), which operates 299 screens in 26 theatres in Spain and Megabox Cineplex, Inc. (“Megabox Cineplex”), which operates 66 screens in seven theatres in South Korea.

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

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION, CONTINUED

Under the terms of the indenture governing the Company’s senior subordinated notes, its merger with AMC would constitute a change of control. Because the Company will not meet certain conditions in the indenture, upon consummation of the merger, the Company will be required to give the holders of its senior subordinated notes an opportunity to sell the notes to the Company at a price of 101% of the principal amount of the senior subordinated notes, plus accrued and unpaid interest and additional interest (as defined in the indenture), if any, to the date of the repurchase. AMC has secured commitments to finance this repurchase offer.

On September 12, 2005, the exchange offer of the Company’s $315 million new senior subordinated notes due 2014 for an equal amount of the Company’s $315 million outstanding senior subordinated notes due 2014 closed, with 100% of the previously outstanding notes accepting the Company’s offer to exchange. The terms and conditions of the new senior subordinated notes are identical to those of the outstanding senior subordinated notes (i.e., interest rate, maturity date, payment schedule, etc.). The exchange offer did not have a material impact on the Company’s results of operations or financial position.

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

In the opinion of management, these unaudited condensed combined consolidated financial statements contain all adjustments necessary to fairly state the financial position of the Company as of September 30, 2005 and December 31, 2004 and the results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004. All adjustments are of a normal recurring nature. These unaudited condensed combined consolidated financial statements should be read in conjunction with the Company’s audited combined consolidated December 31, 2004 financial statements.

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

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION, CONTINUED

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

In April 2005, the SEC approved a new rule delaying the effective date of SFAS No. 123(R) for public companies until the first fiscal year beginning after June 15, 2005. As such, the Company will be required to apply SFAS No. 123(R) beginning in 2006. Until such implementation, the Company will continue to apply the disclosure-only requirements of SFAS No. 123 and will apply intrinsic value accounting for its employee stock options that defines compensation cost for stock options, if any, as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Management is in the process of determining the impact on the results of operations or financial position of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 is an interpretation of SFAS 143, “Asset Retirement Obligations”, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 have been adopted by the Company and did not have a material impact on the results of operations or financial position of the Company.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, effective for fiscal years beginning after December 15, 2005. SFAS 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 is not expected to have a material impact on the results of operations or financial position of the Company.

NOTE 2 – DISCONTINUED OPERATIONS

In January 2004, Company management committed to a plan to sell Cineplex Odeon Corporation (“COC”), the Company’s wholly owned subsidiary (comprising its Canadian operations, including its interest in the Cineplex Galaxy Limited Partnership), to Onex and OCM Cinema. This transaction closed on July 30, 2004. As a result of that decision, the Company has reported COC’s results of operations for the one and seven months ended July 31, 2004 as discontinued operations. COC generated total revenue of $33.2 million and $159.7 million and income before taxes of $9.0 million and $12.1 million for the one and seven months ended July 31, 2004, respectively.

NOTE 3 – VARIABLE INTEREST ENTITIES

The Company has owned a 50% interest in the Magic Johnson Theatre (“MJT”) partnership since it was formed in 1994. Based on the criteria set forth in FIN 46(R), the Company concluded during the first quarter of 2004 that its investment in MJT, previously accounted for under the equity method of accounting, met the definition of a VIE and the Company was deemed to be the primary beneficiary. Accordingly, the Company has consolidated MJT for all periods presented. As a result of the consolidation of MJT, the Company has recorded additional assets of $10.2 million and additional liabilities of $1.5 million at December 31, 2004.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 3 – VARIABLE INTEREST ENTITIES, CONTINUED

In August of 2005, the Company acquired an additional 49.99% interest in MJT from its partner in the MJT partnership, Johnson Development Corporation, for total consideration of $3.7 million, including professional fees paid by the Company and, on the same day, the partnership was converted from a general partnership to a limited partnership. Johnson Development Corporation retained a .01% interest in the limited partnership. As noted above, the Company had previously consolidated the operating results and financial position of the MJT partnership as a result of the Company’s adoption of FIN 46, therefore, this transaction has not had any significant effect on the results of operations or financial position of the Company. The $3.7 million purchase price has been allocated to goodwill, as all MJT assets are stated at fair value as estimated by management.

The amount recorded for Goodwill is not subject to amortization, is recorded at the subsidiary level and is not expected to be deductible for tax purposes.

NOTE 4 – ASSETS HELD FOR SALE

On December 2, 2004 and September 30, 2005, the Company entered into agreements to sell theatre properties located in Arizona and Indiana, respectively. As a result of these transactions, the Company has classified $2.4 million and $3.0 million on its December 31, 2004 and September 30, 2005, respectively, consolidated balance sheets as Assets held for sale. These balances reflect the net book value of the respective theatre properties to be sold. Additionally, as the operations of these theatres were not significant to the results of operations of the Company, they were not classified as discontinued operations in the Company’s combined consolidated statement of operations. The sales of these theatre properties in Arizona and Indiana are expected to close in the second quarter of 2006 and the fourth quarter of 2005, respectively, with the Company receiving net proceeds of $4.0 million.

NOTE 5 – LONG-TERM INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

The Company’s domestic long-term investments consist of a 50% interest in certain U.S. partnerships, which together operate three theatres with 31 screens and are accounted for using the equity method.

The Company’s international long-term investments include a 50% interest in Yelmo Cineplex, which operates 26 theatres with 299 screens at September 30, 2005 and a 50% interest in Megabox Cineplex, which operates seven theatres with 66 screens at September 30, 2005. The Company accounts for these investments following the equity method of accounting.

The following table presents condensed financial information for the Company’s unconsolidated partnerships on a combined basis for the periods presented:

	Combined Consolidated Predecessor Company	Consolidated Successor Company	Consolidated Successor Company	Combined Consolidated Predecessor Company	Consolidated Successor Company	Consolidated Successor Company
	One Month Ended July 31, 2004	Two Months Ended September 30, 2004	Three Months Ended September 30, 2005	Seven Months Ended July 31, 2004	Two Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Total revenues	$22,154	$39,661	$59,441	$159,812	$39,661	$162,372
Total operating costs	$15,743	$29,737	$44,734	$131,181	$29,737	$126,841
Income from continuing operations	$3,794	$5,044	$7,166	$7,567	$5,044	$12,082
Net income	$1,930	$3,500	$4,964	$1,866	$3,500	$6,038

The condensed financial information above includes the operating results of the Company’s German partnership for the one and seven months ended July 31, 2004. On July 30, 2004, the Company sold its interest in its German partnership to affiliates of its former shareholders and as a result the operating results of the German partnership are not included for the two months ended September 30, 2004 and the three and nine months ended September 30, 2005.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 6 – EMPLOYEE BENEFITS

Employee Health and Welfare and Other Post-retirement Benefits

The Company provides post-retirement health and welfare benefits to eligible employees in the United States. Employees become eligible for the benefits upon retirement. These benefits are payable, with regard to health care, for the life of the retiree and up to 12 months following the death of the retiree for the spouse, and with regard to life insurance, for the life of the retiree. The Company retains the right to modify or terminate the post-retirement life and medical benefits. The post-retirement life and health care benefits are contributory, with retiree contributions including deductibles and co-payments. The Company has not funded this plan as of September 30, 2005.

The following are the components of net periodic expense related to the post-retirement health and welfare plan for the three and nine months ended September 30, 2004 and 2005:

	Combined Consolidated Predecessor Company	Consolidated Successor Company	Consolidated Successor Company	Combined Consolidated Predecessor Company	Consolidated Successor Company	Consolidated Successor Company
	One Month Ended July 31, 2004	Two Months Ended September 30, 2004	Three Months Ended September 30, 2005	Seven Months Ended July 31, 2004	Two Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Net periodic benefit cost
Service cost	$20	$43	$105	$141	$43	$316
Interest cost	47	92	146	325	92	436
Amortization of prior service cost	(1)	—	—	(4)	—	—
Amortization of losses	24	—	—	170	—	—

Net periodic post-retirement expense	$90	$135	$251	$632	$135	$752

The Company did not make any significant contributions to the post-retirement health and welfare plan for the three and nine months ended September 30, 2005. The Company expects to contribute $476 to the post-retirement health and welfare plan by December 31, 2005.

On January 12, 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (“FSP No. 106-1”). The Company had elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance. In May 2004, the FASB issued FSP No. 106-2 which provides accounting guidance for this new subsidy. The Company sponsors a postretirement benefit plan which may benefit from the subsidy. The Company is planning to adopt FSP No. 106-2 during 2006. The adoption of FSP No. 106-2 is expected to decrease the Company’s APBO by approximately $1.0 million for the subsidy related to past service as of January 1, 2006. The adoption of FSP No. 106-2 is not expected to have a material impact on the Company’s net periodic post-retirement pension cost.

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

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 6 – EMPLOYEE BENEFITS, CONTINUED

In Mexico, the Company provides a Seniority Premium and Termination Indemnity for Retirement Plan (the “Mexico Plan”) to all eligible employees of Servicios Cinematograficos Especializados, S.A. de C.V. (“SCE”) and a Termination Indemnity Retirement Plan to all eligible employees of Servino, S.A. de C.V. (“Servino”). Both SCE and Servino are wholly owned subsidiaries of Grupo Cinemex. The Mexico Plan establishes compensation upon retirement (pension and seniority premium) based on years of service rendered and the employee’s age and salary at the date of retirement. The Company has not funded the Mexico Plan as of September 30, 2005.

The following are the components of net periodic expense related to the pension plans for the three and nine months ended September 30, 2004 and 2005:

	Combined Consolidated Predecessor Company	Consolidated Successor Company	Consolidated Successor Company	Combined Consolidated Predecessor Company	Consolidated Successor Company	Consolidated Successor Company
	One Month Ended July 31, 2004	Two Months Ended September 30, 2004	Three Months Ended September 30, 2005	Seven Months Ended July 31, 2004	Two Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Net periodic benefit cost
Service cost	$15	$36	$58	$108	$36	$169
Interest cost	53	100	171	370	100	463
Amortization of losses	1	—	1	4	—	1
Expected return on plan assets	(63)	(126)	(168)	(441)	(126)	(512)

Net periodic pension expense	$6	$10	$62	$41	$10	$121

The Company did not make any significant contributions to the pension plans for the three or nine months ended September 30, 2005. The Company expects to contribute $121 to the pension plans by December 31, 2005.

NOTE 7 – INCOME TAXES

The Company determines income tax expense for interim periods by applying Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which prescribes the use of the full year’s estimated effective tax rate in financial statements for interim periods. The provision for income taxes for the seven months ended July 31, 2004 and the two months ended September 30, 2004 indicates tax expense of $12.9 million and tax benefit of $4.6 million, respectively, while the provision for the nine months ended September 30, 2005 indicates tax expense of $ 0.9 million, reflecting an effective tax rate of 47.0% for the seven months ended July 31, 2004, 36.1% for the two months ended September 30, 2004 and 1.8% for the nine months ended September 30, 2005, respectively. The change in the effective rate between the periods is primarily a result of the non-recognition of U.S. tax benefits which have been fully offset by valuation allowances, the impact of foreign withholding taxes and the impact of Mexican inflationary adjustments.

The tax expense in the third quarter of 2005 was attributable primarily to a one-time payment of South Korean withholding taxes related to a dividend distribution received from the Company’s Megabox Cineplex joint venture during the third quarter partially offset by the benefit generated by the Company’s Mexican operations. The Company did not record any benefit, including foreign tax credits, for U.S. income taxes in the third quarter of 2005 because the Company has continued to record an offsetting valuation allowance against the U.S. deferred tax asset, since it was determined more likely than not that the deferred tax assets would not be realized.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 7 – INCOME TAXES, CONTINUED

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company continues to evaluate to what extent, it might repatriate foreign earnings to the U.S under the AJCA. On July 29, 2005, the Company received a dividend distribution from Megabox of approximately $11.9 million (12.3 billion South Korean won) net of local withholding taxes of $1.5 million. The Company is still analyzing whether this dividend will qualify for the AJCA deduction.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has entered into transactions with certain related parties, including its stockholders. A summary of significant transactions with these parties is provided below.

Prior to the Acquisition the Company had agreed to pay Onex and OCM Cinema an annual management fee of $5.0 million. A total of $7.9 million of this management fee was accrued as of July 31, 2004. This liability was discharged in connection with the Acquisition. A total of $0.4 million and $3.2 million was included in the General and administrative expense line item in the combined consolidated statement of operations for the one and seven months ended July 31, 2004, respectively

In conjunction with the Acquisition the Company has agreed to pay Bain, Carlyle and Spectrum, collectively, an annual management fee of $4.0 million, in connection with planning, strategy, oversight and support to management. This management fee is prepaid on a quarterly basis. A total of $1.0 million of this management fee was included in the consolidated balance sheet under Prepaid expenses and other current assets as of September 30, 2005. A total of $0.7 million, $1.0 million and $3.0 million was included in the General and administrative expenses line item in the consolidated statement of operations for the two months ended September 30, 2004, and the three and nine months ended September 30, 2005, respectively.

The Company has an outstanding note receivable from a former officer of Grupo Cinemex. This note receivable is denominated in U.S. dollars and bears interest at a fixed rate of 8.0% per annum. This note receivable balance was $1.4 million and $1.0 million as of December 31, 2004 and September 30, 2005, respectively. The Company has a liability of $2.3 million and $1.6 million payable to the same former officer related to a non-compete agreement as of December 31, 2004 and September 30, 2005, respectively.

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

The following tables provide additional information related to the transactions between Grupo Cinemex and the related parties noted above.

	Combined Consolidated Predecessor Company	Consolidated Successor Company	Consolidated Successor Company	Combined Consolidated Predecessor Company	Consolidated Successor Company	Consolidated Successor Company
	One Month Ended July 31, 2004	Two Months Ended September 30, 2004	Three Months Ended September 30, 2005	Seven Months Ended July 31, 2004	Two Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Andres Bello	$—	$—	$—	$1,867	$—	$—
Inmobiliaria K	$1,170	$3,054	$—	$5,025	$3,054	$2,325

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 8 – RELATED PARTY TRANSACTIONS, CONTINUED

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

On July 18, 2005, the Company purchased 7,500 shares of The Orion Group common stock for a purchase price of approximately $1.2 million. The Orion Group is the parent company of Mediaplex, Inc., the Company’s partner in its Megabox Cineplex joint venture. This investment was classified as available-for-sale in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and has been recorded as Deferred charges and other assets in the Company’s consolidated balance sheet as of September 30, 2005. Available-for-sale securities are carried at fair value ($1.3 million as of September 30, 2005) with the unrealized gain or loss, net of tax, reported in other comprehensive income (gain of $0.1 million as of September 30, 2005).

NOTE 9 – SEGMENT AND GEOGRAPHIC DATA

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

	United States	International	Total
Predecessor Company

One month ended July 31, 2004
Box office revenues	$68,099	$8,649	$76,748
Concession revenues	24,716	5,347	30,063
Total operating revenues	96,177	15,925	112,102
Income/(loss) from continuing operations	16,629	(299)	16,330
Equity income in long-term investments	(161)	(804)	(965)

Successor Company

Two months ended September 30, 2004
Box office revenues	$73,447	$11,700	$85,147
Concession revenues	26,660	6,724	33,384
Total operating revenues	105,432	21,380	126,812
Income/(loss) from continuing operations	(2,015)	297	(1,718)
Equity income in long-term investments	(94)	(1,656)	(1,750)

Three months ended September 30, 2005
Box office revenues	$128,517	$19,644	$148,161
Concession revenues	49,490	12,145	61,635
Total operating revenues	185,533	36,556	222,089
Income from continuing operations	3,295	727	4,022
Equity income in long-term investments	(204)	(2,278)	(2,482)

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 9 – SEGMENT AND GEOGRAPHIC DATA, CONTINUED

	United States	International	Total
Predecessor Company

Seven months ended July 31, 2004
Box office revenues	$336,544	$48,270	$384,814
Concession revenues	126,942	29,704	156,646
Total operating revenues	480,910	86,370	567,280
Income from continuing operations	44,453	5,565	50,018
Equity income in long-term investments	(94)	(839)	(933)

Successor Company

Two months ended September 30, 2004
Box office revenues	$73,447	$11,700	$85,147
Concession revenues	26,660	6,724	33,384
Total operating revenues	105,432	21,380	126,812
Income/(loss) from continuing operations	(2,015)	297	(1,718)
Equity income in long-term investments	(94)	(1,656)	(1,750)

Nine months ended September 30, 2005
Box office revenues	$372,174	$55,955	$428,129
Concession revenues	146,076	33,963	180,039
Total operating revenues	539,828	100,780	640,608
Income from continuing operations	4,882	209	5,091
Equity income in long-term investments	(214)	(2,805)	(3,019)
Total assets as of September 30, 2005	1,246,108	419,699	1,665,807

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES, CONTINUED

Based upon the Company’s historical experience and information known as of September 30, 2005, the Company believes its potential liability related to its guarantees and indemnities is not material.

Commitments

As of September 30, 2005, the Company had aggregate capital commitments in the U.S. of $98.6 million primarily related to the completion of construction of five theatre properties (comprising 78 screens) and the expansion of two theatre properties (comprising nine screens). The Company expects to complete construction and to open these theatres during the next five years.

As of September 30, 2005, Grupo Cinemex had planned capital investments (but not contractual obligations) of $60.8 million related to eight theatre properties (comprising 74 screens). Grupo Cinemex expects to complete construction and to open these theatres during the next five years.

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

Six West Retail Acquisition, Inc.

Six West Retail Acquisition, Inc., a real estate development company, commenced an action on July 24, 1997, alleging that Sony Corporation, the Company and certain of its current and former officers and directors violated federal antitrust laws by engaging in block-booking agreements and monopolizing the motion picture exhibition market in New York City, and that the Company violated its contractual and fiduciary responsibilities in managing three theatres for Six West. The Company believes that Six West’s claims are without merit and intends to continue to oppose them vigorously. The Company believes that any recovery by the plaintiff will be limited to the distributions to general unsecured claims provided for pre-petition claims in the Plan. In March 2004, the judge in this case issued an opinion and order granting defendants’ motion for summary judgment and dismissing all of Six West’s claims. Six West appealed that decision only as against the corporate defendants and not the individuals. On March 30 2005, a panel of the court of appeals affirmed the lower court’s decision. On April 13, 2005, Six West petitioned the court of appeals for a rehearing of its appeal by the full court. This motion was subsequently denied. In September 2005, Six West filed a petition for writ of certiorari with the Supreme Court of the United States regarding this case.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES, CONTINUED

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

NOTE 11 – STOCK-BASED COMPENSATION

Stock Option Plan

As permitted under SFAS No. 123, “Accounting for Stock Based Compensation,” (“SFAS No. 123”) the Company elected to account for its stock based compensation plans under the provisions of Accounting Principles Board (“APB”) opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock options were outstanding prior to November 2004. No stock-based compensation expense is reflected in the three and nine months ended September 30, 2005, as all stock options granted had an exercise price equal to the fair market value of the underlying stock on the date of grant.

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

NOTE 11 – STOCK-BASED COMPENSATION, CONTINUED

For purposes of the disclosure below, compensation costs for the Plan have been determined based upon the SFAS No. 123 fair value method, utilizing the Black-Scholes option pricing model and the following assumptions:

Expected life (years)	7
Expected volatility	39.0%
Expected dividend yield	—
Risk free interest rate	3.80%

If the fair value method had been applied to stock option grants, the Company’s net loss for the three and nine months ended September 30, 2005 would have changed as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(15,864)	$(51,863)
Deduct: total stock-based compensation expense determined under fair value method	(335)	(952)

Pro forma	$(16,199)	$(52,815)

NOTE 12 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION

As of September 30, 2005, the Company had outstanding $315.0 million aggregate principal amount of 9% senior subordinated notes due 2014. These senior subordinated notes are fully and unconditionally guaranteed, jointly and severally and on an unsecured senior subordinated basis, subject to certain limited exceptions, by all of the Company’s wholly-owned existing and future domestic subsidiaries. The Company’s foreign subsidiaries, including Grupo Cinemex and its subsidiaries, and its domestic and foreign joint ventures do not guarantee the senior subordinated notes.

The following supplemental tables present condensed consolidating balance sheets for the Company and its subsidiary guarantors and subsidiary non-guarantors as of December 31, 2004 and September 30, 2005 and the condensed combined consolidating statements of operation for the one and seven months ended July 31, 2004 (Predecessor Company), the two months ended September 30, 2004 (Successor Company) and the three and nine months ended September 30, 2005 (Successor Company) and the condensed combined consolidating statements of cash flows for the seven months ended July 31, 2004 (Predecessor Company), the two months ended September 30, 2004 (Successor Company) and the nine months ended September 30, 2005 (Successor Company).

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 12 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION, CONTINUED

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

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 12 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION, CONTINUED

Condensed Consolidating Balance Sheet as of September 30, 2005

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$39,725	$9,226	$—	$48,951
Other current assets	—	30,304	30,036	—	60,340

TOTAL CURRENT ASSETS	—	70,029	39,262	—	109,291
PROPERTY, EQUIPMENT AND LEASEHOLDS, NET	—	526,708	156,458	—	683,166
OTHER ASSETS
Goodwill	—	468,662	88,283	—	556,945
Investments in subsidiaries and partnerships	1,275,851	104,368	—	(1,275,851)	104,368
Other non-current assets	29,567	139,930	42,540	—	212,037

TOTAL ASSETS	$1,305,418	$1,309,697	$326,543	$(1,275,851)	$1,665,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
TOTAL CURRENT LIABILITIES	$18,256	$106,083	$28,315	$—	$152,654
LONG-TERM DEBT	929,125	2,236	106,695	—	1,038,056
OTHER LONG-TERM LIABILITIES	—	102,398	14,662	—	117,060

TOTAL LIABILITIES	947,381	210,717	149,672	—	1,307,770

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock	—	—	—	—	—
Additional paid-in capital	422,774	1,078,156	188,453	(1,266,609)	422,774
Accumulated other comprehensive income	9,984	—	9,985	(9,985)	9,984
Retained earnings/(deficit)	(74,721)	20,824	(21,567)	743	(74,721)

TOTAL STOCKHOLDERS’ EQUITY	358,037	1,098,980	176,871	(1,275,851)	358,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,305,418	$1,309,697	$326,543	$(1,275,851)	$1,665,807

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 12 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION, CONTINUED

Condensed Combined Consolidating Statement of Operations for the One Month Ended July 31, 2004 (Predecessor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUES
Box office	$—	$66,446	$10,302	$—	$76,748
Concession	—	24,000	6,063	—	30,063
Other	—	3,285	2,006	—	5,291

Total operating revenues	—	93,731	18,371	—	112,102
EXPENSES
Theatre operations and other expenses	—	62,447	10,440	—	72,887
Cost of concessions	—	2,999	1,427	—	4,426
General and administrative	—	6,944	4,606	—	11,550
Depreciation and amortization	—	4,848	2,107	—	6,955
(Gain)/loss on sale/disposal of theatres	—	13	(59)	—	(46)

Total operating expenses	—	77,251	18,521	—	95,772

INCOME FROM OPERATIONS	—	16,480	(150)	—	16,330
Interest expense, net	—	1,081	1,333	—	2,414
Loss on early extinguishment of debt	—	6,856	—	—	6,856
Equity income in long-term investments	(8,611)	(691)	—	8,337	(965)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,611	9,234	(1,483)	(8,337)	8,025
Income tax expense	—	4,082	829	—	4,911

INCOME FROM CONTINUING OPERATIONS	8,611	5,152	(2,312)	(8,337)	3,114
Discontinued operations, net of tax	—	—	5,497	—	5,497

NET INCOME	$8,611	$5,152	$3,185	$(8,337)	$8,611

Condensed Consolidating Statement of Operations for the Two Months Ended September 30, 2004 (Successor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUES
Box office	$—	$70,985	$14,162	$—	$85,147
Concession	—	25,640	7,744	—	33,384
Other	—	5,125	3,156	—	8,281

Total operating revenues	—	101,750	25,062	—	126,812
EXPENSES
Theatre operations and other expenses	—	84,548	16,146	—	100,694
Cost of concessions	—	3,473	1,711	—	5,184
General and administrative	—	5,483	3,117	—	8,600
Depreciation and amortization	—	9,727	4,324	—	14,051
(Gain)/loss on sale/disposal of theatres and other	—	(13)	14	—	1

Total operating expenses	—	103,218	25,312	—	128,530

INCOME FROM OPERATIONS	—	(1,468)	(250)	—	(1,718)
Interest expense/(income), net	10,039	(280)	2,162	—	11,921
Loss on early extinguishment of debt	—	—	882	—	882
Equity income in long-term investments	(1,876)	(569)	—	695	(1,750)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,163)	(619)	(3,294)	(695)	(12,771)
Income tax benefit	—	(3,471)	(1,137)	—	(4,608)

NET INCOME/(LOSS)	$(8,163)	$2,852	$(2,157)	$(695)	$(8,163)

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 12 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION, CONTINUED

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2005 (Successor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUES
Box office	$—	$128,517	$19,644	$—	$148,161
Concession	—	49,490	12,145	—	61,635
Other	—	7,526	4,767	—	12,293

Total operating revenues	—	185,533	36,556	—	222,089
EXPENSES
Theatre operations and other expenses	—	143,981	20,514	—	164,495
Cost of concessions	—	6,442	2,931	—	9,373
General and administrative	—	10,274	3,166	—	13,440
Depreciation and amortization	—	21,278	8,521	—	29,799
Loss on sale/disposal of theatres and other	—	263	697	—	960

Total operating expenses	—	182,238	35,829	—	218,067

INCOME FROM OPERATIONS	—	3,295	727	—	4,022
Interest expense, net	17,141	877	2,705	—	20,723
Equity income in long-term investments	(1,277)	(2,482)	—	1,277	(2,482)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(15,864)	4,900	(1,978)	(1,277)	(14,219)
Income tax expense/(benefit)	—	523	1,122	—	1,645

NET INCOME/(LOSS)	$(15,864)	$4,377	$(3,100)	$(1,277)	$(15,864)

Condensed Combined Consolidating Statement of Operations for the Seven Months Ended July 31, 2004 (Predecessor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUES
Box office	$—	$326,778	$58,036	$—	$384,814
Concession	—	122,728	33,918	—	156,646
Other	—	16,892	8,928	—	25,820

Total operating revenues	—	466,398	100,882	—	567,280
EXPENSES
Theatre operations and other expenses	—	342,533	62,141	—	404,674
Cost of concessions	—	16,258	7,107	—	23,365
General and administrative	—	32,609	10,725	—	43,334
Depreciation and amortization	—	34,673	14,950	—	49,623
(Gain)/loss on sale/disposal of theatres	—	(4,550)	816	—	(3,734)

Total operating expenses	—	421,523	95,739	—	517,262

INCOME FROM OPERATIONS	—	44,875	5,143	—	50,018
Interest expense, net	—	9,155	7,508	—	16,663
Loss on early extinguishment of debt	—	6,856	—	—	6,856
Equity (income)/loss in long-term investments	(21,963)	1,967	—	19,063	(933)

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21,963	26,897	(2,365)	(19,063)	27,432
Income tax expense	—	11,228	1,658	—	12,886

INCOME/(LOSS) FROM CONTINUING OPERATIONS	21,963	15,669	(4,023)	(19,063)	14,546
Discontinued operations, net of tax	—	—	7,417	—	7,417

NET INCOME	$21,963	$15,669	$3,394	$(19,063)	$21,963

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 12 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION, CONTINUED

Condensed Consolidating Statement of Operations for the Two Months Ended September 30, 2004 (Successor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUES
Box office	$—	$70,985	$14,162	$—	$85,147
Concession	—	25,640	7,744	—	33,384
Other	—	5,125	3,156	—	8,281

Total operating revenues	—	101,750	25,062	—	126,812
EXPENSES
Theatre operations and other expenses	—	84,548	16,146	—	100,694
Cost of concessions	—	3,473	1,711	—	5,184
General and administrative	—	5,483	3,117	—	8,600
Depreciation and amortization	—	9,727	4,324	—	14,051
(Gain)/loss on sale/disposal of theatres and other	—	(13)	14	—	1

Total operating expenses	—	103,218	25,312	—	128,530

LOSS FROM OPERATIONS	—	(1,468)	(250)	—	(1,718)
Interest expense/(income), net	10,039	(280)	2,162	—	11,921
Loss on early extinguishment of debt	—	—	882	—	882
Equity income in long-term investments	(1,876)	(569)	—	695	(1,750)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,163)	(619)	(3,294)	(695)	(12,771)
Income tax benefit	—	(3,471)	(1,137)	—	(4,608)

NET INCOME/(LOSS)	$(8,163)	$2,852	$(2,157)	$(695)	$(8,163)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2005 (Successor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
REVENUES
Box office	$—	$365,267	$62,862	$—	$428,129
Concession	—	143,030	37,009	—	180,039
Other	—	21,211	11,229	—	32,440

Total operating revenues	—	529,508	111,100	—	640,608
EXPENSES
Theatre operations and other expenses	—	413,048	70,187	—	483,235
Cost of concessions	—	19,297	8,044	—	27,341
General and administrative	—	31,155	8,511	—	39,666
Depreciation and amortization	—	58,730	25,386	—	84,116
Loss on sale/disposal of theatres and other	—	462	697	—	1,159

Total operating expenses	—	522,692	112,825	—	635,517

INCOME/(LOSS) FROM OPERATIONS	—	6,816	(1,725)	—	5,091
Interest expense/(income), net	49,405	(237)	9,902	—	59,070
Equity (income)/loss in long-term investments	2,458	1,233	—	(6,710)	(3,019)

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(51,863)	5,820	(11,627)	6,710	(50,960)
Income tax expense/(benefit)	—	1,073	(170)	—	903

NET INCOME/(LOSS)	$(51,863)	$4,747	$(11,457)	$6,710	$(51,863)

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 12 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION, CONTINUED

Condensed Combined Consolidating Statement of Cash Flows for the Seven Months Ended July 31, 2004 (Predecessor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$66,652	$8,574	$—	$75,226
INVESTING ACTIVITIES
Capital expenditures	—	(27,835)	(8,803)	—	(36,638)
Proceeds from sale of Cineplex Odeon Canada	—	205,861	—	—	205,861
Other investing activities	—	5,556	(2,370)	1,893	5,079

Net Cash Provided by/(Used in) Investing Activities	$—	$183,582	$(11,173)	$1,893	$174,302
FINANCING ACTIVITIES
Repayment under Term Loan	—	(214,979)	—	—	(214,979)
Other financing activities	—	(3,005)	1,893	(1,893)	(3,005)

Net Cash Provided by/(Used in) Financing Activities	$—	$(217,984)	$1,893	$(1,893)	$(217,984)
Effect of exchange rate changes on cash and cash equivalents	—	—	(544)	—	(544)

Increase/(decrease) in cash and cash equivalents	—	32,250	(1,250)	—	31,000
Cash and cash equivalents at beginning of period	—	117,340	22,085	—	139,425

Cash and cash equivalents at end of period	$—	$149,590	$20,835	$—	$170,425

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 12 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION, CONTINUED

Condensed Consolidating Statement of Cash Flow for the Two Months Ended September 30, 2004 (Successor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Cash Used Operating Activities	$—	$(14,049)	$(5,112)	$—	$(19,161)
INVESTING ACTIVITIES
Payment of purchase price	(1,127,259)	—	(178,602)	—	(1,305,861)
Acquisition of Grupo Cinemex	(178,602)	—	—	178,602	—
Capital expenditures	—	(5,428)	(3,305)	—	(8,733)
Other investing activities	—	(896)	—	1,042	146

Net Cash Used in Investing Activities	$(1,305,861)	$(6,324)	$(181,907)	$179,644	$(1,314,448)
FINANCING ACTIVITIES
Equity contributions	421,671	—	178,602	(178,602)	421,671
Proceeds from U.S. Term B Facility	630,000	—	—	—	630,000
Proceeds from issuance of senior subordinated notes	315,000	—	—	—	315,000
Borrowings from revolving credit facility	2,250	—	—	—	2,250
Proceeds from Grupo Cinemex Term Loan	—	—	90,000	—	90,000
Repayments on Term Loan Agreement	—	(92,335)	—	—	(92,335)
Repayments on Priority Secured Credit Agreement	—	(28,650)	—	—	(28,650)
Repayment on Grupo Cinemex Facility	—	—	(87,682)	—	(87,682)
Transaction costs	(15,864)	—	—	—	(15,864)
Deferred financing fees	(40,817)	—	(739)	—	(41,556)
Other financing activities	(6,379)	6,202	1,042	(1,042)	(177)

Net Cash Provided by/(Used in) Financing Activities	$1,305,861	$(114,783)	$181,223	$(179,644)	$1,192,657
Effect of exchange rate changes on cash and cash equivalents	—	—	(11)	—	(11)

Decrease in cash and cash equivalents	—	(135,156)	(5,807)	—	(140,963)
Cash and cash equivalents at beginning of period	—	149,590	20,835	—	170,425

Cash and cash equivalents at end of period	$—	$14,434	$15,028	$—	$29,462

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

NOTES TO UNAUDITED CONDENSED COMBINED CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA AND AS OTHERWISE NOTED)

NOTE 12 – CONDENSED COMBINED CONSOLIDATING FINANCIAL INFORMATION, CONTINUED

Condensed Consolidating Statement of Cash Flow for the Nine Months Ended September 30, 2005 (Successor)

	Loews Cineplex Entertainment Corporation	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by/(Used by) Operating Activities	$13,426	$(1,526)	$8,875	$—	$20,775
INVESTING ACTIVITIES
Proceeds from sale of assets	—	81	—	—	81
Capital expenditures	—	(13,794)	(25,773)	—	(39,567)
Acquisition of Magic Johnson Theatres	—	(3,731)	—	—	(3,731)
Other investing activities	—	(4,533)	—	3,308	(1,225)

Net Cash Used in Investing Activities	$—	$(21,977)	$(25,773)	$3,308	$(44,442)
FINANCING ACTIVITIES
Borrowings from Grupo Cinemex Delayed Draw	—	—	10,000	—	10,000
Intercompany transfers	(5,426)	5,426	3,308	(3,308)	—
Capital contribution from LCE Holdings, Inc.	—	1,103	—	—	1,103
Debt issuance costs	—	(951)	—	—	(951)
Repayments on U.S. Term Loan	(8,000)	—	—	—	(8,000)
Other financing activities	—	(873)	—	—	(873)

Net Cash Provided by/(Used in) Financing Activities	$(13,426)	$4,705	$13,308	$(3,308)	$1,279
Effect of exchange rate changes on cash and cash equivalents	—	—	324	—	324

Decrease in cash and cash equivalents	—	(18,798)	(3,266)	—	(22,064)
Cash and cash equivalents at beginning of period	—	58,523	12,492	—	71,015

Cash and cash equivalents at end of period	$—	$39,725	$9,226	$—	$48,951

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

Overview

Loews Cineplex Entertainment Corporation (“we”, “us” and “our”) is a major film exhibition company with operations in the U.S., Mexico, Spain and South Korea. We operate theatres under the Loews Theatres, Cineplex Odeon, Star Theatres and Magic Johnson Theatres names in the U.S. and Cinemex in Mexico. Our significant joint ventures operate theatres under the Universal Cineplex, Megabox and Yelmo Cineplex names. As of September 30, 2005, we owned, or had an interest in, and operated 200 theatres with 2,227 screens in 18 states and the District of Columbia, Mexico, Spain and South Korea. Our principal geographic markets include the metropolitan areas of New York, Baltimore, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, San Francisco, Seattle and Washington D.C. in the U.S.; Mexico City in Mexico; Seoul in South Korea; and Madrid and Barcelona in Spain.

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

Under the terms of the indenture governing our senior subordinated notes, our merger with AMC would constitute a change of control. Because we will not meet certain conditions in the indenture, upon consummation of the merger, we will be required to give the holders of our senior subordinated notes an opportunity to sell the notes to us at a price of 101% of the principal amount of the senior subordinated notes, plus accrued and unpaid interest and additional interest (as defined in the indenture), if any, to the date of the repurchase. AMC has secured commitments to finance this repurchase offer.

On September 12, 2005, our exchange offer of $315 million new senior subordinated notes due 2014 for an equal amount of our $315 million outstanding senior subordinated notes due 2014 closed, with 100% of the previously outstanding notes accepting our offer to exchange. The terms and conditions of the new senior subordinated notes are identical to those of the outstanding senior subordinated notes (i.e., interest rate, maturity date, payment schedule, etc.). The exchange offer did not have a material impact on our results of operations or financial position.

You can find more information about AMC in their public filings available at www.sec.gov.

The July 2004 Transactions

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

Discontinued Operations

In January 2004, Company management committed to a plan to sell Cineplex Odeon Corporation (“COC”), the Company’s wholly owned subsidiary (comprising its Canadian operations, including its interest in the Cineplex Galaxy Limited Partnership), to Onex and OCM Cinema. This transaction closed on July 30, 2004. As a result of that decision, the Company has reported COC’s results of operations for the one and seven months ended July 31, 2004 as discontinued operations. COC generated total revenue of $33.2 million and $159.7 million and income before taxes of $9.0 million and $12.1 million for the one and seven months ended July 31, 2004, respectively.

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

Results of Operations

On July 30, 2004, LCE Holdings, Inc, a company formed by our Sponsors, acquired 100% of the capital stock of our company and, indirectly, Cinemex. For all accounting purposes and consistent with our reporting periods, we have used July 31, 2004 as the effective date of the Transactions. Based on this event, we have reported operating results and financial position for all periods presented from January 1, 2004 through July 31, 2004 as those of the Predecessor Company and for all periods from and after August 1, 2004 as those of the Successor Company. Each period has a different basis of accounting and, as a result, they are not comparable. As a result, for purposes of presenting a comparison of our 2005 results to prior periods, we have presented the three and nine months ended September 30, 2004 as the mathematical addition of our operating results for the one and seven months ended July 31, 2004 to the operating results for the two months ended September 30, 2004. We believe that this presentation provides more meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved.

Three Months Ended September 30, 2005 Compared to the Combined Three Months Ended September 30, 2004

Total operating revenues. Total operating revenues for the three months ended September 30, 2005 decreased $16.8 million, or 7.0%, to $222.1 million from $238.9 million for the three months ended September 30, 2004.

Specific factors affecting the major components of our total operating revenues are discussed below.

Box office revenue. Box office revenue for the three months ended September 30, 2005 decreased $13.7 million, or 8.5%, to $148.2 million from $161.9 million for the three months ended September 30, 2004. This decrease in box office revenue was due primarily to a decrease in attendance volume ($24.2 million) during the period and a decrease in box office revenue from closed theatres ($1.9 million). These decreases in box office revenue, which total $26.1 million, were partially offset by an increase in average revenue per patron ($6.9 million) during the period, an increase in box office revenue from the operation of new theatres ($4.1 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($1.4 million). Attendance decreased approximately 3.6 million patrons, or 12.9%, for the three months ended September 30, 2005 as compared to the same period in the prior year. This decrease in attendance can be attributed to the industry-wide lackluster performance of current films and the strong performance of films shown during the three months ended September 30, 2004 including Spider-Man 2 and The Bourne Supremacy.

Concession revenue. Concession revenue for the three months ended September 30, 2005 decreased $1.8 million, or 2.9%, to $61.6 million from $63.4 million for the three months ended September 30, 2004. This decrease in concession revenue was due primarily to a decrease in attendance volume during the period ($9.5 million) and a decrease in concession revenue from closed theatres ($0.7 million). These decreases in concession revenue, which aggregated $10.2 million, were offset by an increase in concession revenue per patron ($5.4 million) during the period, an increase in concession revenue from the operation of new theatres ($2.1 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.9 million).

Other revenues. Other revenues for the three months ended September 30, 2005 decreased $1.3 million, or 9.4%, to $12.3 million from $13.6 million for the three months ended September 30, 2004. This decrease in other revenues was due primarily to decreases in advertising and promotional income, ATM usage, phone and Internet ticket sales ($1.5 million), a decrease in attendance volume during the period ($0.2 million) and a decrease in other revenues from closed theatres ($0.1 million). These decreases in other revenues, which aggregated $1.8 million, were partially offset by an increase in other revenues from the operation of new theatres ($0.2 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.3 million).

Theatre operations and other expenses. Theatre operations and other expenses for the three months ended September 30, 2005 decreased $9.1 million, or 5.2%, to $164.5 million from $173.6 million for the three months ended September 30, 2004. This decrease in theatre operating and other expenses was due primarily to decreases in operating costs associated with a decrease in attendance volume ($13.6 million), a decrease in operating costs related to closed theatres ($2.5 million), a decrease in film rental costs related to a decrease in film rental percentage ($0.9 million) and a decrease in various other theatre operating expense items ($1.8 million). These decreases in theatre operations and other expenses, which aggregated $18.8 million, were offset by increases in operating costs related to incremental costs associated with the operation of new theatres ($4.8 million), the increases in film rental payments resulting from ticket price increases ($3.4 million), and an increase due to the effect of foreign currency exchange rates on our international operations ($1.5 million). Theatre operating and other expenses, as a percentage of total revenues, increased to 74.1% for the three months ended September 30, 2005 as compared to 72.7% for the three months ended September 30, 2004 due primarily to the aforementioned decrease in revenues.

Specific factors affecting the major components of our theatre operations and other expenses are discussed below.

Film costs. Film costs decreased $7.6 million, or 9.6% for the three months ended September 30, 2005 to $71.0 million from $78.6 million for the three months ended September 30, 2004. This decrease in film costs was due primarily to the decrease in attendance ($11.7 million), a decrease in film costs associated with closed theatres ($1.0 million) and a decrease in film costs as a result of a decrease in film rental percentage primarily related to film product mix ($0.9 million). These decreases, which aggregated $13.6 million were partially offset by increases in film rental payments resulting from ticket price increases ($3.4 million), increased film costs associated with the operation of new theatres ($2.1 million) and an increase due to the effect of foreign currency exchange rates with respect to our international operations ($0.5 million). Film costs as a percentage of box office revenue were 47.9% for the three months ended September 30, 2005 as compared to 48.5% for the same period in the prior year.

Rent expense. Rent expense increased $0.2 million, or 0.7%, for the three months ended September 30, 2005 to $30.8 million from $30.6 million for the three months ended September 30, 2004. This increase in rent expense is due primarily to a increase in leasing costs associated with new theatres which were partially offset by a decrease in costs associated with closed theatres and the decrease in box office revenue noted above.

Cost of concessions. Cost of concessions for the three months ended September 30, 2005 decreased $0.2 million, or 2.5%, to $9.4 million from $9.6 million for the three months ended September 30, 2004. This decrease in cost of concessions was due primarily to lower costs associated with the decrease in attendance volume ($1.4 million) and a decrease in the cost of concessions from closed theatres ($0.1 million). These decreases in cost of concessions, which aggregated $1.5 million, were partially offset by an increase in product costs and the timing related to certain promotional programs ($0.6 million), the incremental costs associated with the operation of new theatres ($0.5 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.2 million). Cost of concessions, as a percentage of concession revenues, remained relatively flat at 15.2% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

General and administrative costs. General and administrative costs for the three months ended September 30, 2005 decreased $6.7 million, or 33.3%, to $13.4 million from $20.1 million for the three months ended September 30, 2004. This decrease in general and administrative costs was due primarily to a decrease in professional and legal fees related to potential merger and acquisition transactions which we incurred during the third quarter of 2004. General and administrative expenses, as a percentage of total revenues, decreased to 6.1% for the three months ended September 30, 2005 as compared to 8.4% for the three months ended September 30, 2004.

Depreciation and amortization. Depreciation and amortization costs for the three months ended September 30, 2005 increased $6.8 million, or 32.6%, to $27.8 million from $21.0 million for the three months ended September 30, 2004. This increase in depreciation and amortization was due primarily to incremental depreciation related to investment in new depreciable assets related to new builds and the revaluation of our depreciable assets as a result of the closing of the Transactions ($6.4 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.4 million).

Income from operations. Our operating income for the three months ended September 30, 2005 decreased $8.4 million to $6.2 million from $14.6 million for the three months ended September 30, 2004. This decrease in operating income was due to the aggregate effect of all the factors described above.

Interest expense. Interest expense for the three months ended September 30, 2005 increased $6.4 million, or 44.6%, to $20.7 million from $14.3 million for the three months ended September 30, 2004. This increase in our interest expense was due primarily to the increased level of debt outstanding as a result of the refinancing we undertook in order to effect the Transactions and an overall increase in the average interest rate paid on our outstanding debt.

Loss on early extinguishment of debt. Our loss on early extinguishment of debt decreased by $7.7 million, or 100%, to nil for the three months ended September 30, 2005 from $7.7 million for the three months ended September 30, 2004. This decrease was due to the write-off of deferred debt financing fees on our and Cinemex’s former credit facilities during the three months ended September 30, 2004.

Income tax expense/(benefit). Income tax expense/(benefit) for the three months ended September 30, 2005 increased $1.3 million to $1.6 million from $0.3 million for the three months ended September 30, 2004. The increase was driven primarily by a one-time payment of South Korean withholding taxes on a dividend distribution from our Megabox Cineplex joint venture during the current period. The effective tax rate for the three months ended September 30, 2005 was approximately 11.6% as compared to approximately 6.4% for three months ended September 30, 2004. We did not record any benefit, including foreign tax credits, for U.S. income taxes for the three months ended September 30, 2005 because we continue to record an offsetting valuation allowance against the U.S. deferred tax asset, since it was determined more likely than not that the deferred tax assets would not be realized.

Net Income/(Loss). Net income/(loss) decreased $16.3 million to a loss of $15.9 million for the three months ended September 30, 2005 from income of $0.4 million for the three months ended September 30, 2004. This change was due to the aggregate effect of all the factors described above and the effect of income from discontinued operations that had been included in the three months ended September 30, 2004. Our net loss, excluding discontinued operations, increased by $10.9 million to a loss of $15.9 million for the three months ended September 30, 2005 as compared to a loss of $5.0 million for the three months ended September 30, 2004 due to the aggregate effect of the items noted above.

Attributable EBITDA. Our Attributable EBITDA for the three months ended September 30, 2005 decreased $8.5 million, or 15.6%, to $45.9 million from $54.4 million for the three months ended September 30, 2004. This decrease in Attributable EBITDA was due primarily to decreases in our wholly owned EBITDA in the U.S. ($6.6 million) and Mexico ($1.1 million) which was due to the aggregate effect of all the factors described above and a decrease in the operating results of our joint venture in Spain ($1.2 million). These decreases in Attributable EBITDA, which aggregated $8.9 million, were partially offset by an increase in the operating results of our joint venture in South Korea ($0.4 million).

The reconciliation of net loss before discontinued operations to each of EBITDA and Attributable EBITDA is shown below:

	Predecessor Company	Successor Company
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2005
	(in thousands)
Net loss before discontinued operations	$(5,049)	$(15,864)
Depreciation and amortization	21,006	29,799
Interest expense, net	14,335	20,723
Loss on early extinguishment of debt	7,738	—
Income tax expense	303	1,645

EBITDA	38,333	36,303
Adjustments to EBITDA
Management fee	1,091	999
(Gain)/loss on sale/disposal of theatres	(45)	960
Straight-line rent accrual in excess of cash	1,867	1,811
Transaction related expenses	8,628	1,887
Equity income in long-term investments	(2,715)	(2,482)
Our share of partnership EBITDA	7,293	6,461

Attributable EBITDA	$54,452	$45,939

Nine Months Ended September 30, 2005 Compared to the Combined Nine Months Ended September 30, 2004

Total operating revenues. Total operating revenues for the nine months ended September 30, 2005 decreased $53.5 million, or 7.7%, to $640.6 million from $694.1 million for the nine months ended September 30, 2004.

Specific factors affecting the major components of our total operating revenues are discussed below.

Box office revenue. Box office revenue for the nine months ended September 30, 2005 decreased $41.9 million, or 8.9%, to $428.1 million from $470.0 million for the nine months ended September 30, 2004. This decrease in box office revenue was due primarily to a decrease in attendance volume ($71.0 million) during the period and a decrease in box office revenue from closed theatres ($5.4 million). These decreases in box office revenue, which total $76.4 million, were partially offset by an increase in average revenue per patron ($21.7 million) during the period, an increase in box office revenue from the operation of new theatres ($11.0 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($1.8 million). Attendance decreased approximately 10.8 million patrons, or 13.3%, for the nine months ended September 30, 2005 as compared to the same period in the prior year. This decrease in attendance can be attributed to the industry-wide lackluster performance of current films and the strong performance of film shown during the nine months ended September 30, 2004 including Shrek 2, Spider-Man 2 and The Passion of the Christ.

Concession revenue. Concession revenue for the nine months ended September 30, 2005 decreased $10.0 million, or 5.3%, to $180.0 million from $190.0 million for the nine months ended September 30, 2004. This decrease in concession revenue was due primarily to a decrease in attendance volume during the period ($28.7 million) and a decrease in concession revenue from closed theatres ($2.0 million). These decreases in concession revenue, which aggregated $30.7 million, were offset by an increase in concession revenue per patron ($13.8 million) during the period, an increase in concession revenue from the operation of new theatres ($5.8 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($1.1 million).

Other revenues. Other revenues for the nine months ended September 30, 2005 decreased $1.7 million, or 4.9%, to $32.4 million from $34.1 million for the nine months ended September 30, 2004. This decrease in other revenues was due primarily to a decrease in attendance volume during the period ($0.6 million), a decrease in other revenues from closed theatres ($0.3 million) and decreases in advertising and promotional income, ATM usage, phone and Internet ticket sales ($2.1 million). These decreases in other revenues, which aggregated $3.0 million, were partially offset by an increase in other revenues from the operation of new theatres ($0.4 million), an increase due to the effect of foreign currency exchange rates on our international operations ($0.4 million) and increases in other sources of income ($0.5 million).

Theatre operations and other expenses. Theatre operations and other expenses for the nine months ended September 30, 2005 decreased $22.2 million, or 4.4%, to $483.2 million from $505.4 million for the nine months ended September 30, 2004. This decrease in theatre operating and other expenses was due primarily to decreases in operating costs associated with a decrease in attendance volume ($39.7 million) and a decrease in operating costs related to closed theatres ($6.9 million) and a decrease in various other theatre operating expense items ($1.5 million). These decreases in theatre operations and other expenses, which aggregated $48.1 million, were offset by increases in operating costs related to incremental costs associated with the operation of new theatres ($13.3 million), an increase in film rental costs resulting from ticket price increases ($10.5 million), an increase in film rental costs related to an increase in film rental percentage ($0.3 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($1.8 million). Theatre operating and other expenses, as a percentage of total revenues, increased to 75.4% for the nine months ended September 30, 2005 as compared to 72.8% for the nine months ended September 30, 2004 due primarily to the aforementioned decrease in revenues.

Specific factors affecting the major components of our theatre operations and other expenses are discussed below.

Film costs. Film costs decreased $19.4 million, or 8.6% for the nine months ended September 30, 2005 to $207.1 million from $226.5 million for the nine months ended September 30, 2004. This decrease in film costs was due primarily to the decrease in attendance ($34.2 million) and a decrease in film costs associated with closed theatres ($2.6 million). These decreases, which aggregated $36.8 million were partially offset by increases in film rental payments resulting from ticket price increases ($10.5 million), increased film costs associated with the operation of new theatres ($5.8 million), increased film costs as a result of an increase in film rental percentage primarily related to film product mix ($0.3 million) and an increase due to the effect of foreign currency exchange rates with respect to our international operations ($0.8 million). Film costs as a percentage of box office revenue were 48.4% for the nine months ended September 30, 2005 as compared to 48.2% for the same period in the prior year.

Rent expense. Rent expense increased $0.9 million, or 1.0%, for the nine months ended September 30, 2005 to $91.5 million from $90.6 million for the nine months ended September 30, 2004. This increase in rent expense is due primarily to leasing costs associated with new theatres, which were partially offset by a decrease in leasing costs associated with closed theatres and the decrease in box office revenue noted above.

Cost of concessions. Cost of concessions for the nine months ended September 30, 2005 decreased $1.2 million, or 4.2%, to $27.3 million from $28.5 million for the nine months ended September 30, 2004. This decrease in cost of concessions was due primarily to lower costs associated with the decrease in attendance volume ($4.3 million) and a decrease in the cost of concessions from closed theatres ($0.3 million). These decreases in cost of concessions, which aggregated $4.6 million, were partially offset by an increase in product costs and the timing related to certain promotional programs ($2.0 million), the incremental costs associated with the operation of new theatres ($1.2 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.2 million). Cost of concessions, as a percentage of concession revenues, increased slightly to 15.2% for the nine months ended September 30, 2005 as compared to 15.0% for the nine months ended September 30, 2004.

General and administrative costs. General and administrative costs for the nine months ended September 30, 2005 decreased $12.2 million, or 23.6%, to $39.7 million from $51.9 million for the nine months ended September 30, 2004. This decrease in general and administrative costs was due primarily to a decrease in professional and legal fees related to potential merger and acquisition transactions which we incurred during the nine months ended September 30, 2004 ($12.1 million) and a decrease in the management fee paid to our current Sponsors compared to the management fee we paid to our former investors ($0.6 million). This decrease in general and administrative expenses, which aggregated $12.7 million, was partially offset by an increase in costs associated with our day-to-day home office operations ($0.1 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.4 million). General and administrative expenses, as a percentage of total revenues, decreased to 6.2% for the nine months ended September 30, 2005 as compared to 7.5% for the nine months ended September 30, 2004.

Depreciation and amortization. Depreciation and amortization costs for the nine months ended September 30, 2005 increased $18.5 million, or 29.0%, to $82.2 million from $63.7 million for the nine months ended September 30, 2004. This increase in depreciation and amortization was due primarily to incremental depreciation related to investment in new depreciable assets related to new builds and the revaluation of our depreciable assets as a result of the closing of the Transactions ($18.0 million) and an increase due to the effect of foreign currency exchange rates on our international operations ($0.5 million).

Income from operations. Our operating income for the nine months ended September 30, 2005 decreased $41.0 million to $7.3 million from $48.3 million for the nine months ended September 30, 2004. This decrease in operating income was due to the aggregate effect of all the factors described above.

Interest expense. Interest expense for the nine months ended September 30, 2005 increased $30.5 million, or 106.7%, to $59.1 million from $28.6 million for the nine months ended September 30, 2004. This increase in our interest expense was due primarily to the increased level of debt outstanding as a result of the refinancing we undertook in order to effect the Transactions and an overall increase in the average interest rate paid on our outstanding debt.

Loss on early extinguishment of debt. Our loss on early extinguishment of debt decreased by $7.7 million, or 100%, to nil for the nine months ended September 30, 2005 from $7.7 million for the nine months ended September 30, 2004. This decrease was due to the write-off of deferred debt financing fee on our and Cinemex’s former credit facilities during the nine months ended September 30, 2004.

Income tax expense/(benefit). Income tax expense for the nine months ended September 30, 2005 decreased $7.4 million to $0.9 million from $8.3 million for the nine months ended September 30, 2004. The decrease was primarily driven by operating losses generated during the period for which no tax benefit has been booked partially offset by a one-time payment of South Korean withholding taxes on a dividend distribution received from our Megabox Cineplex joint venture during the period. The effective tax rate for the nine months ended September 30, 2005 was approximately 1.8% as compared to approximately 56.5% for nine months ended September 30, 2004. We did not record any benefit, including foreign tax credits, for U.S. income taxes for the nine months ended September 30, 2005 because we continue to record an offsetting valuation allowance against the U.S. deferred tax asset, since it was determined more likely than not that the deferred tax assets would not be realized.

Net Income/(Loss). Net income/(loss) decreased $65.7 million to a loss of $51.9 million for the nine months ended September 30, 2005 from income of $13.8 million for the nine months ended September 30, 2004. This decrease in our net income/(loss) was due to the aggregate effect of all the factors described above and the effect of income from discontinued operations that had been included in the nine months ended September 30, 2004. Our net income/(loss), excluding discontinued operations, decreased by $58.3 million to a loss of $51.9 million for the nine months ended September 30, 2005 from income of $6.4 million for the nine months ended September 30, 2004 due to the aggregate effect of the items noted above.

Attributable EBITDA. Our Attributable EBITDA for the nine months ended September 30, 2005 decreased $32.4 million, or 21.6%, to $117.7 million from $150.1 million for the nine months ended September 30, 2004. This decrease in Attributable EBITDA was due primarily to decreases in our wholly owned EBITDA in the U.S. ($24.5 million) and Mexico ($6.1 million) which was due to the aggregate effect of all the factors described above and a decrease in the operating results of our joint venture in Spain ($2.3 million). These decreases in Attributable EBITDA, which aggregated $32.9 million, were partially offset by an increase in the operating results of our joint venture in South Korea ($0.5 million).

The reconciliation of net income/(loss) before discontinued operations to each of EBITDA and Attributable EBITDA is shown below:

	Predecessor Company	Successor Company
	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
	(in thousands)
Net income/(loss) before discontinued operations	$6,383	$(51,863)
Depreciation and amortization	63,674	84,116
Interest expense, net	28,584	59,070
Loss on early extinguishment of debt	7,738	—
Income tax expense	8,278	903

EBITDA	114,657	92,226
Adjustments to EBITDA
Management fee	3,593	2,997
(Gain)/loss on sale/disposal of theatres	(3,733)	1,159
Straight-line rent accrual in excess of cash	5,602	5,518
Transaction related expenses	15,817	3,815
Equity income in long-term investments	(2,683)	(3,019)
Our share of partnership EBITDA	16,881	14,988

Attributable EBITDA	$150,134	$117,684

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

Operating Cash Flows. Net cash provided by/(used in) operating activities, as reflected in our statement of cash flows, was $20.8 million, $(19.2) million and $75.2 million for the nine months ended September 30, 2005, the two months ended September 30, 2004 and the seven months ended July 31, 2004, respectively. The decrease in cash provided by operating activities for the periods presented was due primarily to the aforementioned downturn in attendance and changes in our working capital related to the timing of payments to various vendors. We had working capital deficits of $13.1 million and $8.3 million as of September 30, 2005 and December 31, 2004, respectively. We believe that our $119.3 million of borrowing capacity against our U.S. and Mexican revolving credit facilities is adequate to meet obligations as they come due.

Investing Cash Flows. Net cash (used in)/provided by investing activities, as reflected in our statement of cash flows, was $(44.4) million, $(1,314.4) million and $174.3 million for the nine months ended September 30, 2005, the two months ended September 30, 2004 and the seven months ended July 31,2004, respectively. Cash used in investing activities for the nine months ended September 30, 2005 was due primarily to capital expenditures ($39.6 million) related to expenditures for new builds, maintenance and upgrades to existing theatres and spending on management information systems and applications, the acquisition of an additional 49.99% interest in our MJT partnership ($3.7 million) and the acquisition of marketable equity securities ($1.2 million). Cash used in investing activities for the two months ended September 30, 2004 was due primarily to the payment of the purchase price of the transaction to our former shareholders ($1,305.9 million) and capital expenditures related to expenditures for new builds, maintenance and upgrades to existing theatres and spending on management information systems and applications ($8.7 million). Cash provided by investing activities for the seven months ended July 31, 2004 was due primarily to the proceeds from the sale of Cineplex Odeon Canada ($205.9 million) and proceeds from the sale of assets ($7.4 million). These sources of cash were partially offset by capital expenditures related to expenditures for new builds, maintenance and upgrades to existing theatres and spending on management information systems and applications ($36.6 million) and investment in/advances to our partnerships ($2.4 million).

Financing Cash Flows. Net cash provided by/(used in) financing activities, as reflected in our statement of cash flows, was $1.3 million, $1,192.7 million and $(218.0) million for the nine months ended September 30, 2005, the two months ended September 30, 2004 and the seven months ended July 31, 2004, respectively. Cash provided by financing activities for the nine months ended September 30, 2005 was due primarily to the proceeds from the delayed draw portion of the Cinemex credit facility ($10.0 million) and an equity contribution from LCE Holdings, Inc. ($1.1 million). These sources of cash were partially offset by payments made on our U.S. Term B Loan ($8.0 million), debt issuance costs incurred ($1.0 million) and the payment made on our mortgage and capital leases. Cash provided by financing activities for the two months ended September 31, 2004 was primarily due to the proceeds received from an equity contribution from our Sponsors ($421.7 million), and the proceeds from the issuance of our senior secured credit facility ($630.0 million), our senior subordinated notes ($315.0 million), the new Cinemex term loan ($90 .0 million) and amounts drawn on our revolving credit facility $2.3 million). These sources of cash were partially offset by repayment of our former term loan ($92.3 million), our priority secured credit agreement ($28.7 million), the Mexican credit facility ($87.7 million), Transaction related expenses ($15.9 million) and debt issuance costs ($41.6 million). Cash used in financing activities for the seven months ended July 31, 2004 was due primarily to repayments of debt related to our senior secured credit facility in the U.S. ($215.0 million) and the repayment of our priority secured credit agreement ($2.4 million).

Capital Expenditures

We fund the cost of our capital expenditures through internally generated cash flows, cash on hand and financing activities. Our capital requirements have historically arisen principally in connection with acquisitions, construction of new theatres, adding new screens to existing theatres, upgrading our theatre facilities and general systems upgrades. During the nine months ended September 30, 2005, the two months ended September 30, 2004 and the seven months ended July 31, 2004 we had $39.6 million, $8.7 million and $36.6 million, respectively, in capital expenditures. We intend to continue to grow our theatre circuit through selective new building, the expansion of existing theatres and acquisitions. As of September 30, 2005, we had aggregate capital commitments in the U.S. of $98.6 million primarily related to the completion of construction of five theatre properties (comprising 78 screens) and the expansion of two theatre properties (comprising nine screens). Additionally, as of September 30, 2005, Cinemex had planned capital investments (but not contractual obligations) of $60.8 million related to eight theatre properties (comprising 74 screens). We expect to complete construction and to open these theatres during the next five years.

Theatre Portfolio Changes

The following table indicates the number of theatre locations and screens and the changes to our theatre circuit portfolio (including screens and locations relating to all our joint ventures) for the nine month period ended September 30, 2005:

	United States	International	Total
Locations
Beginning Balance – December 31, 2004	131	70	201
New Builds	1	2	3
Disposals	(4)	—	(4)

Ending Balance – September 30, 2005	128	72	200

Screens
Beginning Balance – December 31, 2004	1,440	778	2,218
New Builds	16	21	37
Disposals	(27)	(1)	(28)

Ending Balance – September 30, 2005	1,429	798	2,227

The average screens per location has grown from 11.0 screens per location at December 31, 2004 to 11.1 screens per location at September 30, 2005.

During the nine months ended September 30, 2005, we further developed our existing circuit by opening one theatre with 16 screens in Washington State in the U.S. and two theatres with 21 screens in Mexico.

U.S. Credit Facility

On July 30, 2004, we entered into a $730 million senior secured credit facility with Citicorp North America, Inc., as administrative agent. This credit facility is comprised of two tranches: (i) a $630 million term loan and (ii) a $100 million revolving credit facility, including letter of credit and swing line sub-facilities. The proceeds of the term loan were used to fund the payment of a portion of the purchase price paid to our former investors. This facility is guaranteed by our parent and by all of our existing and future domestic subsidiaries, with the exception of unrestricted subsidiaries, as defined in the Credit Agreement (we had no unrestricted subsidiaries as of June 30, 2005), and is collateralized by a perfected security interest in substantially all of our assets and the assets of our direct and indirect restricted domestic subsidiaries, including a pledge of 100% of our capital stock, the capital stock of each of our restricted domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries that are directly owned by us or one of our restricted domestic subsidiaries. The term loan amortizes 1% per annum in equal quarterly installments commencing on December 31, 2004 and the maturity date is July 30, 2011. The term loan bears interest at a rate of: (i) the base rate or a Eurodollar rate plus (ii) an applicable margin based on our Adjusted Leverage Ratio (as defined in the credit agreement). The maturity date of the revolving credit facility is July 30, 2010. The revolving credit facility bears interest at a rate of: (i) the base rate or a Eurodollar rate plus (ii) an applicable margin based on our Adjusted Leverage Ratio (as defined in the credit agreement). At September 30, 2005, we had not drawn against the revolving credit facility. The term loan bore interest at a weighted average rate of 5.4% at September 30, 2005 and interest is payable on the earlier of the maturity of the LIBOR contract(s) then in effect or on a quarterly basis.

Additionally, as of September 30, 2005, we had $5.7 million in stand-by letters of credit issued under our revolving credit facility to support our commitments with respect to certain contractual obligations. As of September 30, 2005, we had additional availability of $94.3 million under our revolving credit facility.

Senior Subordinated Notes

On September 12, 2005, our exchange offer of $315 million new senior subordinated notes due 2014 for an equal amount of our $315 million outstanding senior subordinated notes due 2014 closed, with 100% of the previously outstanding notes accepting the Company’s offer to exchange. The terms and conditions of the new senior subordinated notes are identical to those of the outstanding senior subordinated notes issued on July 30, 2004 (i.e., interest rate, maturity date, payment schedule, etc.). These notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt (as defined in the indenture). These notes are pari passu in right of payment with any of our future senior subordinated indebtedness. These notes carry an interest rate of 9% and interest is payable semi-annually on each of February 1st and August 1st and mature on August 1, 2014. We used the proceeds of these notes to fund the payment of a portion of the purchase price to our former investors. These notes are guaranteed by all of our existing and future domestic subsidiaries, with the exception of unrestricted subsidiaries, as defined in the indenture (we had no unrestricted subsidiaries as of September 30, 2005).

Covenants

Our senior secured credit facility and note indenture include customary affirmative and negative covenants, including: (i) limitations on indebtedness, (ii) limitations on liens, (iii) limitations on investments, (iv) limitations on contingent obligations, (v) limitations on restricted junior payments and certain other payment restrictions, (vi) limitations on merger, consolidation or sale of assets, (vii) limitations on transactions with affiliates, (viii) limitations on the sale or discount of receivables, (ix) limitations on the disposal of capital stock of subsidiaries, (x) limitations on lines of business, (xi) limitations on capital expenditures, (xii) certain reporting requirements and (xiii) interest hedging requirements. Additionally, our senior secured credit facility includes financial performance covenants, including: (i) a Maximum Adjusted Leverage Ratio (as defined therein) and (ii) a Minimum Interest Coverage Ratio (as defined therein). We were in compliance with our financial covenants as of September 30, 2005.

Commitments for Replacement Financing

If we consummate a merger with AMC Entertainment Inc., we would be required to repay all amounts outstanding under our existing $730 million U.S. senior secured credit facility and AMC would be required to repay all amounts outstanding under its existing senior secured credit facility. To refinance these existing senior secured credit facilities, AMC, as the surviving company in the merger, would enter into a new senior secured credit facility pursuant to the terms and conditions of the binding commitments that AMC has received from Citigroup Global Markets Inc., JPMorgan Chase Bank, N.A. and Credit Suisse, Cayman Islands Branch. As the terms of the surviving company’s new credit agreement have not been agreed upon, they may differ significantly from those described herein, however we expect that the new credit facilities will consist of senior secured financing of up to $850 million, comprised of a $650 million term loan facility and a $200 million revolving credit facility. We expect that the initial interest rate on the $650 million term loan facility would be equal to LIBOR plus 2.50% or a base rate plus 1.50% and the initial interest rate on the $200 million revolving credit facility would be LIBOR plus 1.75% or a base rate plus 0.75%. The interest rate on the new term loan would initially be 0.25% higher than the rate on the term loan under our existing U.S. senior secured credit facility. The interest rate on the new revolving credit facility would be 1.00% lower than the rate on our existing revolving credit facility. We expect that the new $850 million senior secured credit facility would have affirmative covenants that are substantially consistent with the covenants in the existing Loews and AMC senior secured credit facilities and would have negative covenants that are consistent with the covenants in the existing Loews and AMC senior secured credit facilities. We expect that the baskets for permitted amounts under the new covenants would be adjusted as appropriate to reflect the combined size of the surviving entity. We expect that the new term loan facility of the surviving company would not be subject to any financial covenants. The new revolving credit facility would include a covenant that the combined company maintain a ratio of net senior secured debt to the EBITDA of the combined company and its subsidiaries that does not exceed 3.25x. Under the terms of the indenture governing our senior subordinated notes, our merger with AMC would constitute a change of control. Because we will not meet certain conditions in the indenture, upon consummation of the merger, we will be required to give the holders of our senior subordinated notes an opportunity to sell the notes to us at a price of 101% of the principal amount of the senior subordinated notes, plus accrued and unpaid interest and additional interest (as defined in the indenture), if any, to the date of the repurchase. AMC has secured commitments to finance this repurchase offer.

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

The Cinemex borrowings are non-recourse to Loews. Interest on the Cinemex term loan is payable in arrears on a monthly basis at the Equilibrium Interbank Interest Rate (Tasa de Interes Interbancaria de Equilibrio) for a period of 28 days (the TIIE rate), plus an applicable margin of 1.50% in years one and two, 1.75% in year three and 2.00% in years four and five. The interest rate on the Cinemex term loan as of September 30, 2005 was 11.48%. This rate was adjusted to 8.5% on $78.7 million of the Cinemex borrowing by an interest rate swap entered into on July 28, 2003 and which was redesignated as a hedge of the Cinemex senior secured credit facility on August 16, 2004 (see “Interest Rate Risk” below for additional information related to this interest rate swap). The Cinemex term loan matures on August 16, 2009 and will amortize beginning on February 16, 2007 in installments ranging from 10% to 30% per annum over the five-year period.

The Cinemex senior secured credit facility contains customary affirmative and negative covenants with respect to Cadena Mexicana and each of the guarantors and, in certain instances, Cadena Mexicana’s subsidiaries that are not guarantors, as defined in its credit agreement. Affirmative covenants include the requirement to furnish periodic financial statements and ensure that the obligations of Cadena Mexicana and the guarantors under the Cadena Mexicana senior secured credit facility rank at least pari passu with all existing debt of such parties. Negative covenants include limitations on disposition of assets, capital expenditures, dividends and additional indebtedness and liens. The facility also includes certain financial covenants, including, without limitation, a maximum total leverage ratio, a maximum total net debt to equity ratio, a minimum interest coverage ratio, a maximum true-lease adjusted leverage ratio and a minimum consolidated net worth requirement. Cinemex was in compliance with its financial covenants as of September 30, 2005.

International Joint Ventures

We have no contractual obligation to provide capital or credit support to our international joint ventures, Yelmo Cineplex, S.L., or Yelmo, and Megabox Cineplex, Inc., or Megabox.

Yelmo has a local standalone reducing credit facility of 32.5 million euros (approximately $39.1 million), which was fully drawn as of September 30, 2005. This facility matures in August 2007. In March 2004, the Yelmo credit agreement was amended to waive a default by Yelmo in its minimum EBITDA covenant for the fiscal year ended December 31, 2003. Also, pursuant to this amendment, Yelmo’s maximum debt to EBITDA ratio was increased and its ability to pay dividends restricted through the period ending December 31, 2005. The Yelmo borrowings are non-recourse to us.

Megabox has several stand-alone credit facilities totaling 37 billion Korean won (approximately $36.0 million), of which $17.3 million was drawn as of September 30, 2005. The Megabox borrowings are non-recourse to us.

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

Based upon our historical experience and information known as of September 30, 2005, we believe the potential liability related to these guarantees and indemnities is not material.

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

In April 2005, the SEC approved a new rule delaying the effective date of SFAS No. 123(R) for public companies until the first fiscal year beginning after June 15, 2005. As such, we will be required to apply SFAS No. 123(R) beginning in 2006. Until such implementation, we will continue to apply the disclosure-only requirements of SFAS No. 123 and will apply intrinsic value accounting for its employee stock options that defines compensation cost for stock options, if any, as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Management is in the process of determining the impact on our results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 is an interpretation of SFAS 143, “Asset Retirement Obligations”, which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 have been adopted by us and did not have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), a replacement of APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, effective for fiscal years beginning after December 15, 2005. SFAS 154 changes the requirements for the accounting for and reporting of a voluntary change in accounting principle as well as the changes required by an accounting pronouncement which does not include specific transition provisions. SFAS 154 is not expected to have a material impact on our results of operations or financial position.

ITEM 3.	Qualitative and Quantitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and other relevant market prices.

Interest Rate Risk

As of September 30, 2005, we had long-term debt or other obligations (including current maturities) of $1,071.7 million, of which $495.4 million was variable rate debt. An increase or decrease in interest rates on our variable rate debt would affect interest costs related to our debt. For comparative purposes, for every change of 0.125% in interest rates, our interest costs on our variable rate debt would change by approximately $0.6 million per year.

On July 28, 2003, Cinemex entered into an interest rate swap agreement with a maturity of December 26, 2007 to manage its exposure to interest rate movements by effectively converting its previous long-term senior secured credit facility from a variable to a fixed rate. The notional amount of this interest rate swap reduces in accordance with the repayment provisions of Cinemex’s previous long-term senior secured credit facility. Although this senior secured facility was repaid on August 13, 2004, the swap agreement remains outstanding and was redesignated as a hedge of the Cinemex term loan.

The face amount of the July 28, 2003 interest rate swap on September 30, 2005 was 850 million Mexican pesos ($78.7 million). The swap agreement provides for the exchange of variable rate payments for fixed rate payments. The variable rate is based on the 28-day TIIE rate and the fixed rate is 8.5%. The fair market value of the interest rate swap was $(0.4) million as of September 30, 2005.

On August 5, 2005, Cinemex entered into a new interest rate swap as a complement to the July 28, 2003 interest rate swap noted above. The new interest rate swap was entered into in order to hedge the outstanding debt balance not covered by the July 28, 2003 interest rate swap. This new interest rate swap provides for the exchange of variable rate payment for fixed rate payments. The variable rate is based on the 28-day TIIE rate and the fixed rate is 9.89%. The fair market value of this interest rate swap was $1.7 million as of September 30, 2005.

On October 28, 2004, we entered into an interest rate cap in the U.S. as a hedge of a portion of our floating rate debt. This hedge caps the interest rate at a maximum of 6% on $125 million of notional amount of debt for two years. Below the cap of 6% we continue to pay the actual prevailing interest rate on the underlying debt. The fair market value of this interest rate cap was immaterial as of September 30, 2005.

We are exposed to credit loss risk in the event of non-performance by the counterparty to our interest rate swap and cap agreements. However, we do not anticipate non-performance by the counterparty.

Market Rate Risk

As of September 30, 2005, we had $315 million of senior subordinated notes outstanding. Increases in market interest rates would generally cause a decrease in the fair value of these notes and a decrease in market interest rates would generally cause an increase in the fair value of these notes.

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

Six West Retail Acquisition, Inc.

In September 2005, Six West filed a petition for writ of certiorari with the Supreme Court of the United States regarding this case.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 31th day of October, 2005.

LOEWS CINEPLEX ENTERTAINMENT CORPORATION

By:	/s/ JOHN J. WALKER
John J. Walker
Senior Vice President, Chief Financial Officer and Treasurer